Form 10-Q
period 1995-03-31
NORTH CAROLINA RAILROAD CO
filed 1995-05-12
CIK 813794

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

 For the period ended March 31, 1995
                             or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

 For the transition period from __________ to __________

 Commission file number 0-15768

                         NORTH CAROLINA RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                                56-6003280
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)


         234 Fayetteville Street Mall, Suite 600
         P. O. Box 2248, Raleigh, North Carolina           27602
        (Address of principal executive offices)        (Zip Code)

                              (919) 829-7355
            (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X      No

                  Indicate the number of shares outstanding of each of
            the issuer's classes of common stock, as of the latest practical date.

                  Common Stock, $.50 par Value--4,283,470 shares as of
                 March 31, 1995.

            The total number of pages contained in this document is 16 pages.

                                                 INDEX

                                    NORTH CAROLINA RAILROAD COMPANY


    PART I.  FINANCIAL INFORMATION

   Item l.  Financial Statements (Unaudited)

            Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . . . .   3

            Statements of Income - Three months ended March 31,
            1995 and March 31, 1994 . . . . . . . . . . . . . .   4

            Statements of Shareholders' Equity -
            Three months ended March 31, 1995
            and March 31, 1994 . . . . . . . . . . . . . . . . .  5

            Statements of Cash Flows -
            Three months ended March 31, 1995 and
            March 31, 1994 . . . . . . . . . . . . . . . . . . .  6

            Notes to financial statements -
            March 31, 1995 . . . . . . . . . . . . . . . . . . .  7

   Item 2.  The Registrant's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . 10


    PART II. OTHER INFORMATION

    Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . 13

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 15

    SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 16

                            BALANCE SHEETS (Unaudited)

                          NORTH CAROLINA RAILROAD COMPANY

                                                         March 31        December 31
                                                           1995            1994
                                                      ------------      ------------
            ASSETS
             Cash and cash equivalents                 $1,578,190        $1,615,284
             Rent receivable                              132,688           246,030
             Interest receivable and other assets          77,759            65,400
             Income taxes recoverable                      16,130               -0-
                                                       -----------       -----------
                        TOTAL CURRENT ASSETS            1,804,767         1,926,714


            PROPERTIES
             Roadway and land--Note B                   7,848,842         7,848,842
             Buildings and equipment                      236,369           236,369
             Less accumulated depreciation               (294,186)         (292,395)
                                                       -----------       -----------
                                                        7,791,025         7,792,816


            OTHER ASSETS
             Lease negotiation costs                      421,523           365,267
                                                      ------------      ------------
                                                      $10,017,315       $10,084,897
                                                      ============       ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

            CURRENT LIABILITIES
             Accrued expenses and accounts payable     $  424,392        $  421,026
             Dividends paid                                   -0-           128,504
             Unearned rental income                        61,000               -0-
                                                       -----------       -----------
                        TOTAL CURRENT LIABILITIES         485,392           549,530


            DEFERRED INCOME TAXES                       1,217,051         1,214,451


            SHAREHOLDERS' EQUITY
             Common stock, par value $0.05 per share--
               10,000,000 shares authorized, 4,283,470
               shares issued and outstanding            2,141,735         2,141,735
             Additional paid-in capital                 3,588,455         3,588,455
             Retained earnings
                                                        2,584,682         2,590,626
                                                       -----------       -----------
                                                        8,314,872         8,320,816
                                                       -----------       -----------
            COMMITMENTS AND CONTINGENCIES--Note C
                                                      $10,017,315       $10,084,797
                                                      ============      ============

            See notes to financial statements.

                                   STATEMENTS OF INCOME (Unaudited)

                                    NORTH CAROLINA RAILROAD COMPANY

                                                           Three Months Ended
                                                                March 31
                                                        1995                  1994
                                                       ------------------------------
            Revenues:
                  Lease of roadway and land           $ 168,569           $  160,703
                  Interest income                        31,504               18,575
                  Rental income                           3,150                1,080
                  Other                                  30,234               10,787
                                                      ----------           ---------
                                                        233,457              191,145


            Expenses:
                  Salaries and administrative            61,106               61,477
                  Professional fees                     116,229               89,074
                  Insurance and taxes                    16,332               11,763
                  Depreciation                            1,791                1,796
                  Other                                  41,343               20,767
                                                      ----------           ---------
                                                        236,801              184,877
                                                      ----------           ---------
                  INCOME BEFORE INCOME TAXES             (3,344)               6,268

            Income taxes:
                  Current                                   -0-                  -0-
                  Deferred                                2,600                2,600
                                                      ----------           ---------
                                                          2,600                2,600
                                                      ----------           ---------
                  NET (LOSS) INCOME                      (5,944)               3,668
                                                      ==========           =========


            Earnings per share:                           $ 0.00              $ 0.00
                                                      ==============        ===========

            See notes to financial statements.

                           STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                   NORTH CAROLINA RAILROAD COMPANY

                                           Additional
                                 Common      Paid-In
                                                          Retained Earnings      Shareholder's
                                 Shares      Capital     Restricted Unrestricted
                                                                                   Equity
                                ---------  ----------   ------------------------ ------------
    Balance at January 1, 1994  $2,141,735 $3,588,455    $  509,778  $2,102,207   $8,342,175

    Net income (loss)                                         4,041        (373)       3,668
                                ---------- ----------    ----------  -----------  -----------
    Balance at March 31, 1994   $2,141,735 $3,588,455    $  513,819  $2,093,804   $8,345,843
                                ========== ==========    ==========  ===========  ===========

    Balance at January 1, 1995  $2,141,735 $3,588,455    $      -0-  $2,590,626   $8,320,816

    Net (loss)                                                  -0-      (5,944)      (5,944)
                                ---------- ----------    ----------  -----------  -----------
    Balance at March 31, 1995   $2,141,735 $3,588,455    $      -0-  $2,584,682   $8,314,872
                                ========== ==========    ==========   ==========  ===========

    See notes to financial statements.

                                       STATEMENTS OF CASH FLOWS

                                    NORTH CAROLINA RAILROAD COMPANY

                                                                     Three Months Ended

                                                                        March 31

                                                                    1995         1994
                                                                  ---------------------
    OPERATING ACTIVITIES
         Net (loss) income                                        $  (5,944)  $  3,668
         Adjustments to reconcile net income to net cash
             provided by operating activities:
         Deferred income taxes                                        2,600      2,600
         Depreciation                                                 1,791      1,796
         Change in operating assets and liabilities:
             Rent receivable                                        113,342    233,111
             Interest receivable and other assets                   (12,359)   ( 5,071)
             Income taxes recoverable                               (16,130)       -0-
             Accrued expenses                                         3,366     19,145
             Unearned rental income                                  61,000     61,000
                                                                   ---------  ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES            147,666    316,249

    INVESTING ACTIVITIES
         Increase in restricted assets                                  -0-     (4,041)
         Purchase of equipment                                          -0-     (1,487)
         Lease negotiation costs                                    (56,256)        -0-
                                                                   ---------  ---------
               NET CASH USED IN INVESTING ACTIVITIES                (56,256)    (5,528)


    FINANCING ACTIVITIES
         Dividends paid                                            (128,504)        -0-
                                                                  ----------  ---------
               NET CASH USED IN FINANCING ACTIVITIES               (128,504)        -0-

    (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                  (37,094)   310,721

    Cash and cash equivalents at beginning of period               1,615,284    912,655
                                                                 ----------   ----------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD        $1,578,190   $1,223,376
                                                                ===========  ===========


    See notes to financial statements.

                               NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                    NORTH CAROLINA RAILROAD COMPANY

                                            March 31, 1995


          NOTE A--SIGNIFICANT ACCOUNTING POLICIES

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

               In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the North Carolina Railroad Company (the "Company" or "NCRR") as of and for each of the periods presented. These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for 1994.

               PROPERTIES: Buildings and equipment are reported at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

               Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate Commerce Commission. All the property in the roadway and land account is leased either to the Norfolk Southern Railway Company ("Norfolk Southern Railway") or the Atlantic and East Carolina Railway Company ("AECR") (See Note
          B). Norfolk Southern Railway is a subsidiary of Norfolk Southern Corporation. AECR is a subsidiary of Norfolk Southern Railway. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land. However, a rehabilitation project of $200,000 was amortized over a five-year period during the 1940's.

               REVENUE RECOGNITION: Revenue is reflected in the statements of income when earned in accordance with the Company's lease arrangements on the accrual method. Excess lease revenue related to the 1939 lease with AECR is estimated and recognized based upon the previous quarter's billed traffic.

               INCOME TAXES: Income tax expense is disproportionate to income before income taxes because the lessee of certain of the properties, pursuant to the terms of the lease, pays all taxes attributable to the lease arrangement. The Company considers the lessee's share of the amortization of roadway costs to be a permanent difference and no deferred taxes are provided thereon.

               CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in high quality commercial paper and U.S. Treasury Bills with maturities not exceeding nine months.


                LEASE/TRANSACTION COSTS: Certain lease negotiation costs have been capitalized and will be amortized over the life of any lease extension agreements, if consummated.

               RESTRICTED RETAINED EARNINGS: Under terms of its lease agreement with AECR, the Company had maintained a restricted cash account. All restrictions expired on December 31, 1994, and the assets became the property of the Company.
          Accordingly, these assets are no longer classified as restricted.

                               NORTH CAROLINA RAILROAD COMPANY


          NOTE B--LEASES ON ROADWAY AND LAND

               The Company leases it roadway and land under two leases to Norfolk Southern Railway and one lease to AECR.

               The first lease to Norfolk Southern Railway (the "1895 Lease") expired on January 1, 1995, and provided for an annual lease rental of $286,000. Under the terms of the lease, all income, property and franchise taxes are paid by the lessee.

               The Company leased additional roadway and land to AECR (the "1939 Lease") under the terms of an original lease dated August 30, 1939 between Atlantic and North Carolina Railroad Company and AECR. The original lease was amended on August 29, 1954, and provided for an expiration date of December 31, 1994. The lessee is responsible for all state and federal taxes imposed upon the lessee on account of the operation of the railroad. The lessor is responsible for certain ad valorem property taxes, income taxes assessed against it, and payroll taxes on account of it employees. Under the terms of this lease, AECR pays an annual fixed lease rental of $60,500 plus annual excess lease rentals based upon operating revenues in excess of $475,000. The Company and Norfolk Southern Railway have conducted intensive negotiations over the terms of a definitive agreement to extend the 1895 and 1939 Leases. Thus far, the negotiations have not successfully produced a definitive agreement satisfactory to the Company and Norfolk Southern Railway, but negotiations are continuing.

               The second lease to Norfolk Southern Railway expires on December 31, 2067, and provides for an annual lease rental of $81,319 through December 31, 2017. Beginning January 1, 2018, 6% of the appraised value of the property will be the annual lease for the remainder of the lease. Under the terms of the lease, all taxes connected with the property, except income taxes, are paid by the lessee.


          NOTE C--COMMITMENTS AND CONTINGENCIES

               During the fourth quarter of 1989, the Company was notified by the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") of a possible abandoned pesticide disposal site on property owned by the Company in Johnston County, North Carolina. It is believed that the site was used by a predecessor owner to burn and/or bury surplus pesticides from the predecessor's business, which was not located at the site. In January, 1994, DEHNR initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the site. On February 1, 1995, the Court granted partial summary judgment holding all of the defendants, including the Company, jointly and severally liable for the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Company, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The Company will vigorously defend the action brought by DEHNR and will aggressively pursue any other parties who may be liable for any remediation, removal, or clean-up. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Company would be materially adversely affected.

                             NORTH CAROLINA RAILROAD COMPANY


          NOTE C--COMMITMENTS AND CONTINGENCIES (continued)

               Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." Two of the actions seek to enjoin a purported lease between the Company and Norfolk Southern Railway and seek to recover for the Company unspecified damages and other relief from the directors. Two other actions seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants. The Company's officers and directors are indemnified in the bylaws of the Company for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 aggregate retention.

            Item 2. The Registrant's Discussion and Analysis of Financial Condition and Results of Operations

                  There was little change in the liquidity, capital
            resources, or financial position of the Registrant for the three month period ended March 31, 1995 as compared with the year ended December 31, 1994 or the three month period ended March 31, 1994.

            Financial Condition

                  A majority of the Registrant's assets are subject to
            two railroad operating leases dating to 1895 and 1939. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There was little change in liquidity, capital resources, or asset position from the end of the fiscal year 1994 to March 31, 1995. The Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the 1895 and 1939 Leases are not extended. The Registrant is negotiating for extension of the leases. (See Note B to the financial statements and Item 5, Other Information below.) The Registrant does not foresee any need for funds during 1995 which cannot be met primarily from its income from leases or in part from available cash in the regular course of business, except that (1) in the event the Registrant and Norfolk Southern litigate issues before the Interstate Commerce Commission ("ICC"), claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance part of the litigation expenses, and
            (2) if the Registrant seeks qualification as a Real Estate Investment Trust ("REIT") for income tax purposes, the Registrant may be required to finance a portion of accumulated earnings and profits required to be distributed to the Registrant's shareholders in the first year of REIT status.

            Results of Operations

                  Total revenues increased from $191,145 for the first
            quarter of 1994 as compared to $233,457 for the first quarter of 1995.

                  Revenues from leases of roadway and land increased
            from $160,703 for the three month period ended March 31, 1994 to $168,569 for the same period ended March 31, 1995. The slight increase in revenues from leases of roadway and land were attributable to estimated increases in excess rental revenues from the 1939 Lease. The 1939 Lease rental estimate is based upon AECR previous quarter's billed traffic, plus or minus adjustment to actual revenues as the amounts are determined during the year. AECR revenue estimates are furnished by Norfolk Southern Corporation. See Note B to the financial statements.

                  Interest income increased from $18,575 for the three
            month period ended March 31, 1994 to $31,504 for the same period ended March 31, 1995. The increase in interest income is attributable to increases in yields on invested cash.

                  Other income increased from $10,787 for the three
             month period ended March 31, 1994 to $30,234 for the same period ended March 31, 1995. The Registrant's other income is derived primarily from proceeds of condemnations of the Registrant's properties.

                  Salary and administrative expenses remained relatively
            constant at $61,477 for the first quarter of 1994 as compared to $61,106 for the first quarter of 1995. Professional fees increased from $89,074 for the first quarter of 1994 to $116,229 for the first quarter of 1995. The increase in professional fees are attributable to increases in fees and expenses associated with the Registrant's renegotiation of its leases with Norfolk Southern Railway, attorneys' fees in litigation matters, and evaluation of REIT qualification. The Registrant expects to continue to incur substantially greater professional and investment banking fees and expenses in future periods until resolution of matters related to current and future leases or other transactions. The majority of such fees are currently being capitalized for income tax purposes.

                  Insurance and taxes increased from $11,763 for the
            first quarter of 1994 to $16,332 for the first quarter of 1995. The Registrant expects to incur higher property tax expense in future periods if any properties are excluded from a lease extension agreement and separately managed by the Registrant.

                  Other expenses increased from $20,767 for the first
            quarter of 1994 to $41,343 for the first quarter of 1995. The increases in other expenses are attributable to increases in outside consultants' fees and other expenses associated with the termination of the 1895 and 1939 Leases and negotiations with Norfolk Southern Railway. The Registrant expects to continue to incur substantial consultants' fees and other expenses in future periods at least until the resolution of all matters related to current and future leases or other transactions.

                  Current income taxes were constant at $-0- for the
            first quarter of 1994 and the first quarter of 1995. Deferred income taxes also remained constant at $2,600. Under the 1895 Lease, all taxes attributable to the 1895 Lease, including income taxes, are paid by Norfolk Southern Railway as lessee.

                  The Registrant and its lessees are responsible for
            compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to the lessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. However, if such parties are not able to meet their responsibilities, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or cleanup of the property it owns.

                  The status of one such site is disclosed in Item 3
            "Legal Proceedings." According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. At this time, the Registrant does not know the total amount of its financial exposure, the timing of the resolution of the matter, or the extent to which the Registrant's potential exposure may be reduced by contribution or indemnification from other parties. The Registrant does not have insurance to minimize its potential exposure. Legal expenses and the costs of remediation, removal, or cleanup represent a possible substantial future drain on the financial resources of the Registrant which cannot be quantified at this time. Any future remediation, removal, or cleanup at the site should have no effect upon railroad operations.

                  Inflation affects the Registrant primarily through
            increased salary, administrative, property tax, and insurance expenses. The Registrant's primary sources of revenue are increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease, which are based on a percentage of the lessee's operating revenues. Revenues from the 1895 Lease do not increase or decrease with changes in the inflation rate. The Registrant expects to offset any negative effects of inflation not offset by increased excess rental payments by controlling current expenses. The Registrant is also seeking inflation protection provisions in connection with its negotiations for a lease extension agreement.

            PART II.  OTHER INFORMATION


            Item 3.  Legal Proceedings

                  Except as described below, there are no legal
            proceedings pending to which the Registrant is a party that are material to the operation of the Registrant.


                  Peele Site

                  During the fourth quarter of 1989, the Registrant was
            notified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") that DEHNR had been notified of a possible abandoned pesticide disposal site on property owned by the Registrant in Johnston County, North Carolina. Information about the Site has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. In February 1991, the Registrant received notice from DEHNR that the site had been included in the North Carolina Inactive Hazardous Waste Sites Priority List. The sites on the Priority List are ranked in decreasing order of danger to the public health and environment based on a ranking system administered by DEHNR. In February 1995, the site ranked 98 out of a total of 158 sites on the Priority List.

                  In January, 1994, DEHNR initiated a lawsuit against
            the Registrant and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the site. On February 1, 1995, the Court granted partial summary judgement holding all of the defendants, including the Registrant, jointly and severally liable. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The Registrant will vigorously defend the action by DEHNR, and will aggressively pursue any other parties who may be liable for any remediation, removal, or clean-up. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Registrant would be materially adversely affected.

                  Charlotte Convention Center Litigation

                  On December 10, 1991, the Registrant initiated a
            lawsuit in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte and Norfolk Southern Railway have breached contract obligations and obligations based on real property rights to the Registrant. The litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission.

                  On December 7, 1993, the North Carolina Court of
            Appeals ruled against the defendants' appeal and against the Registrant's cross-appeal. Norfolk Southern Railway then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. In September, 1994, Norfolk Southern Railway petitioned the United States Supreme Court for review. The United States Supreme Court has not yet ruled on the petition.


                  Shareholder Litigation

                  Four shareholder derivative actions were filed in the
            United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. The complaints name the directors of the Registrant as defendants and the Registrant as "nominal defendant". Two of the actions, Kahn
            v. North Carolina Railroad Co., et al. ("Kahn"), Civil Action No. 5:94-CV-936-F(2) and Norberg v. North Carolina Railroad Co., et al. ("Norberg"), Civil Action No. 5-95-CV-96-F(2) seek to enjoin a purported lease between the Registrant and Norfolk Southern Railway and to recover for the Registrant unspecified damages and other relief from the directors. Two other actions, Werner, et al. v. North Carolina Railroad Co., et al. ("Werner"), Civil Action No. 5:94-CV-943-F(1) and Taran v. North Carolina Railroad Co., et al. ("Taran"), Civil Action No. 5:95-CV-17-F(1), seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants. On March 30, 1995, the court consolidated the actions into one proceeding.

                  The Kahn and Norberg actions allege misconduct by the
            directors of the Registrant, including breach of fiduciary duty, mismanagement, and waste of corporate assets. The Werner and Taran actions assert similar claims, allege collusion between the State of North Carolina and Norfolk Southern Railway producing a below-market lease rental rate, and assert that the State of North Carolina has condemned the Registrant's properties for public uses for the benefit of the State. The Registrant's officers and directors are indemnified in the bylaws of the

            Registrant for certain claims and liabilities alleged in the actions, including the defense costs and expenses.
            The Registrant notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 aggregate retention. The Registrant also notified its general liability insurance carrier of claims as a result of the shareholder actions, which claims were denied.

                  The Registrant will oppose the actions brought by the
            plaintiffs to the extent the actions seek to enjoin any lease arrangement or seek recovery against the Registrant or seek any remedy against the best interests of Registrant or its shareholders.



            Item 6.  Exhibits and Reports on Form 8-K

                       (a)  Exhibits

                            There are no changes to exhibits from the
            Registrant's Form 10-K for the period ended March 31, 1995.

                       (b)  Reports on Form 8-K

                           None.

                                  SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH CAROLINA RAILROAD COMPANY

            DATE:    May 11, 1995         /s/ John F. McNair, III
                                          John F. McNair, III
                                          President

            DATE:    May 11, 1995         /s/ Lynn T. McConnell
                                          Lynn T. McConnell, Treasurer and
                                          Principal Financial Officer