Form 10-Q
period 1995-06-30
NORTH CAROLINA RAILROAD CO
filed 1995-08-09
CIK 813794

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                        FORM 10-Q
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the period ended June 30, 1995

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

                                                 INDEX

                                    NORTH CAROLINA RAILROAD COMPANY


            PART I.  FINANCIAL INFORMATION

            Item l.  Financial Statements (Unaudited)

                      Balance Sheets - June 30, 1995 and
                      December 31, 1994 . . . . . . . . . . . . . . . . .   3

                     Statements of Income - Three months ended June 30,
                     1995 and June 30, 1994 and six months ended
                     June 30, 1995 and June 30, 1994 . . . . . . . . . . .  4

                     Statements of Shareholders' Equity -
                     Six months ended June 30, 1995
                     and June 30, 1994  . . . . . . . . . . . . . . . . .   5

                     Statements of Cash Flows -
                     Six months ended June 30, 1995 and
                     June 30, 1994  . . . . . . . . . . . . . . . . . . .   6

                      Notes to financial statements -
                      June 30, 1995  . . . . . . . . . . . . . . . . . . .  7

            Item 2.  The Registrant's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . .  9


            PART II. OTHER INFORMATION

            Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . .  12

            Item 5.  Other Information  . . . . . . . . . . . . . . . . .  14

            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  15

            SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                      BALANCE SHEETS (Unaudited)

                                    NORTH CAROLINA RAILROAD COMPANY

                                                         June 30     December 31
                                                           1995         1994
                                                       -----------  ------------
            ASSETS
                Cash and cash equivalents              $1,980,133   $ 1,615,284
                Rent receivable                           122,803       246,030
                Interest receivable and other assets       67,054        65,400
                -----------   ------------
                   TOTAL CURRENT ASSETS                 2,169,990     1,926,714

            PROPERTIES
                Roadway and land--Note B                7,848,842     7,848,842
                Buildings and equipment                   236,369       236,369
                Less accumulated depreciation            (295,977)     (292,395)
                                                      ------------  ------------
                                                        7,789,234     7,792,816
                                                      ------------  ------------
            OTHER ASSETS
                Lease negotiation costs                   497,202       365,267
                                                      ------------  ------------
                                                      $10,456,426   $10,084,797
                                                      ============  ============


            LIABILITIES AND SHAREHOLDERS' EQUITY


            CURRENT LIABILITIES
                Accrued expenses and accounts payable
                                                       $  360,893    $  421,026
                Income taxes payable                      180,000           -0-
                Dividends payable                             -0-       128,504
                Unearned rental income                     40,661           -0-
                                                       -----------   -----------
                   TOTAL CURRENT LIABILITIES              581,554       549,530

            DEFERRED INCOME TAXES                       1,219,651     1,214,451


            SHAREHOLDERS' EQUITY
                Common stock, par value $0.50 per
                  share--10,000,000 shares
                  authorized, 4,283,470
                  shares issued and outstanding         2,141,735     2,141,735
                Additional paid-in capital              3,588,455     3,588,455
                Retained earnings                       2,925,031     2,590,626
                                                       -----------  ------------
                                                        8,655,221     8,320,816
                                                       -----------  ------------
            COMMITMENTS AND CONTINGENCIES--Note C
                                                      $10,456,426   $10,084,797
                                                       ===========  ============




            See notes to financial statements.

                                   STATEMENTS OF INCOME (Unaudited)

                                    NORTH CAROLINA RAILROAD COMPANY


                                          Three Months Ended      Six Months Ended
                                              June 30                 June 30

                                            1995        1994      1995        1994
                                        -----------------------  -----------------------

            Revenues:
              Lease of roadway and land
                                        $   183,694 $  160,794  $  352,263  $  321,497
               Interest income               20,429     20,484      51,933      39,059
               Rental income                    -0-      1,080       3,150       2,160
               Gain on sale of real estate  473,956        -0-     473,956         -0-
               Other                         34,015     31,088      64,250      41,875
                                         ---------- ----------  ----------  ----------
                                            712,094    213,446     945,552     404,591

            Expenses:
               Salaries and administrative   56,394     68,789     117,500     130,268
               Professional fees             53,390     44,213     169,618     133,288
               Insurance and taxes           14,038     13,006      26,599      24,770
               Depreciation                   1,791      2,061       3,583       3,855
               Other                         41,531     29,033      86,647      49,800
                                         ---------- ----------  ----------  ----------
                                            167,144    157,102     403,947     341,981
                                         ---------- ----------  ----------  ----------
                INCOME BEFORE INCOME        544,950     56,344     541,605      62,610
                TAXES


            Income taxes:
               Current                      202,000      5,830     202,000       5,830
               Deferred                       2,600      2,600       5,200       5,200
                                          ---------  ---------  ----------  ----------
                                            204,600      8,430     207,200      11,030
                                          ---------  ---------  ----------  ----------
                NET INCOME                $ 340,350 $   47,914   $ 334,405   $  51,580
                                          ========= ==========  ==========  ==========

            Earnings per share:              $ 0.08      $ 0.01      $ 0.08     $ 0.01
                                              ======     ======      ======      =====


            See notes to financial statements.

                               STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                                       NORTH CAROLINA RAILROAD COMPANY


                                                  Additional
                                         Common      Paid-In    Retained Earnings         Shareholders'
                                         Stock      Capital   Restricted Unrestricted     Equity
                                     ----------------------- -------------------------    -------------
            Balance at January 1, 1994 $2,141,735  $3,588,455   $ 509,778  $2,102,207    $8,342,175

            Net income
                                                                    5,800      45,780        51,580
                                     ------------ ---------- ------------- ----------    -----------

            Balance at June 30, 1994  $2,141,735  $3,588,455  $  515,578   $2,147,987     $8,393,755
                                     ============ ========== ===========  ===========     ===========


            Balance at January 1, 1995 $2,141,735  $3,588,455   $     -0-  $2,590,626     $8,320,816

            Net income                                                -0-     334,405        334,405
                                     ------------ ---------- ------------  ----------    -----------

            Balance at June 30, 1995   $2,141,735  $3,588,455   $     -0-  $2,925,031     $8,655,221
                                     ============  ========== ===========  ==========     ===========




            See notes to financial statements.

                                    STATEMENTS OF CASH FLOWS (Unaudited)

                                       NORTH CAROLINA RAILROAD COMPANY


                                                                      Six Months Ended
                                                                          June 30
                                                                      1995        1994
                                                                  ---------------------------
            OPERATING ACTIVITIES
               Net income                                            $  334,405   $   51,580
               Adjustments to reconcile net income to net cash
                    provided by operating activities:
                  Deferred income taxes                                   5,200       5,200
                  Depreciation                                            3,583       3,855
                  Change in operating assets and liabilities:
                    Rent receivable                                     123,227     250,771
                    Interest receivable and other assets                 (1,654)     30,371

                    Accrued expenses and accounts payable               (60,134)     14,944
                    Income taxes payable                                180,000         -0-
                    Unearned rental income                               40,661      40,671
                                                                       ----------  ----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES             625,288     397,392

            INVESTING ACTIVITIES
               Increase in restricted assets                                -0-      (5,800)
               Purchase of equipment                                                     -0-
                 (1,487)
               Lease negotiation costs                                  (131,935)        -0-
                                                                       ----------   ---------
                  NET CASH USED IN INVESTING ACTIVITIES                 (131,935)     (7,287)

            FINANCING ACTIVITIES
              Dividends paid                                            (128,504)        -0-
                                                                       ----------   ---------
                  NET CASH USED IN FINANCING ACTIVITIES                 (128,504)        -0-

               INCREASE IN CASH AND CASH EQUIVALENTS                     364,849     390,105

            Cash and cash equivalents at beginning of period           1,615,284     912,655
                                                                       ---------- -----------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD             $1,980,133  $1,302,760
                                                                       ========== ===========





            See notes to financial statements.

                                  NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                       NORTH CAROLINA RAILROAD COMPANY

                                                June 30, 1995


 NOTE A--SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of North Carolina Railroad Company (the "Company" or "NCRR") as of and for each of the periods presented.
These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for 1994.

   PROPERTIES:  Buildings and equipment are reported at cost.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

  Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate Commerce Commission. Virtually all the property in the roadway and land account is leased either to the Norfolk Southern Railway Company ("Norfolk Southern Railway") or the Atlantic and East Carolina Railway Company ("AECR") (See Note B). Norfolk Southern Railway is a subsidiary of Norfolk Southern Corporation. AECR is a subsidiary of Norfolk Southern Railway. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land.

  REVENUE RECOGNITION: Revenue is reflected in the statements of income when earned in accordance with the Company's lease arrangements on the accrual method. Excess lease revenue related to the 1939 lease with AECR is estimated and recognized based upon the previous quarter's billed traffic.

  INCOME TAXES: Income tax expense is disproportionate to income before income taxes because the lessee of certain of the properties, pursuant to the terms of the 1895 Lease, pays all income taxes attributable to the lease arrangement. The Company considers the lessee's share of the amortization of roadway costs to be a permanent difference and no deferred taxes are provided thereon.

   CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in high quality commercial paper and U. S.
Treasury Bills with maturities not exceeding one year.

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


NOTE B--LEASES ON ROADWAY AND LAND

    The Company leases its roadway and land under two leases to Norfolk Southern Railway and one lease to AECR.

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

                              NORTH CAROLINA RAILROAD COMPANY


 NOTE B--LEASES ON ROADWAY AND LAND (continued)

Company and AECR. The original lease was amended on August 29, 1954, and provided for an expiration date of December 31, 1994. The lessee is responsible for all state and federal taxes imposed upon the lessee on account of the operation of the railroad. The lessor is responsible for certain ad valorem property taxes, income taxes assessed against it, and payroll taxes on account of its employees. Under the terms of this lease, AECR pays an annual fixed lease rental of $60,500 plus annual excess lease rentals based upon operating revenues in excess of $475,000. The
Company and Norfolk Southern Railway have conducted intensive negotiations over the terms of a definitive agreement to extend the 1895 and 1939 Leases. Thus far, the negotiations have not successfully produced a definitive agreement satisfactory to the Company and Norfolk Southern Railway, but negotiations are continuing.

    The second lease to Norfolk Southern Railway expires on December 31, 2067, and provides for an annual lease rental of $81,319 through December 31, 2017 for certain properties in Charlotte, North Carolina. Beginning on January 1, 2018, 6% of the appraised value of the property will be the annual lease rental for the remainder of the lease. Under the terms of the lease, all taxes connected with the property, except income taxes, are paid by the lessee.


NOTE C--COMMITMENTS AND CONTINGENCIES

   During the fourth quarter of 1989, the Company was notified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") of a possible abandoned pesticide disposal site on property owned by the Company in Johnston County, North Carolina. It is believed that the site was used by a predecessor owner to burn and/or bury surplus pesticides from the predecessor's business, which was not located at the site. In January, 1994, DEHNR initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the site. On February 1, 1995, the Court granted partial summary judgment holding all of the defendants, including the Company, jointly and severally liable for the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants.
According to a preliminary study conducted by the Company, the estimated costs of remediation range between $500,000 to in excess of $2,000,000.
The Company will vigorously defend the action brought by DEHNR and will aggressively pursue any other parties who may be liable for any remediation, removal, or clean-up. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Company would be materially adversely affected.

   Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." Two of the actions seek to enjoin a purported lease between the Company and Norfolk Southern Railway and seek to recover for the Company unspecified damages and other relief from the directors. Two other actions seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants. The Company's officers and directors are indemnified in the bylaws of the Company for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence.

            Item 2. The Registrant's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

A majority of the Registrant's assets are subject to two railroad operating leases dating to 1895 and 1939. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There was little change in liquidity, capital resources, or asset position from the end of the fiscal year 1994 to June 30, 1995. The Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the 1895 and 1939 Leases are not extended. The Registrant is negotiating for extension of the leases. (See Note B to the financial statements.) The Registrant does not foresee any need for funds during 1995 which cannot be met primarily from its income from leases or in part from available cash in the regular course of business, except that (1) in the event the Registrant and Norfolk Southern litigate issues before the Interstate Commerce Commission ("ICC"), claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance part of the litigation expenses, and (2) if the Registrant seeks qualification as a Real Estate Investment Trust ("REIT") for income tax purposes, the Registrant may be required to finance a portion of accumulated earnings and profits required to be distributed to the Registrant's shareholders in the first year of REIT status.

     Results of Operations

     Results of operations for the period covered hereby reflect rental payments to the Registrant pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continues the rental and other terms of the Leases. The Registrant is negotiating for an extension of the Leases, the terms of which will take into account the difference between the rental under the Leases and any increased rental.

    Total revenues increased from $213,446 for the second quarter of 1994 as compared to $712,094 for the second quarter of 1995, and increased from $404,591 for the six month period ended June 30, 1994 to $945,552 for the same period ended June 30, 1995.

    Revenues from leases of roadway and land increased from $160,794 for the three month period ended June 30, 1994 to $183,694 for the same period ended June 30, 1995 and increased from $321,497 for the six month period ended June 30, 1994 to $352,263 for the same period ended June 30, 1995.
The slight increases in revenues from leases of roadway and land were attributable to estimated increases in excess rental revenues from the 1939 Lease. The 1939 Lease rental estimate is based upon AECR previous quarter's billed traffic, plus or minus adjustment to actual revenues as the amounts are determined during the year. AECR revenue estimates are furnished by Norfolk Southern Corporation. See
Note B to the financial statements.

               Interest income decreased slightly from $20,484 for the
            three month period ended June 30, 1994 to $20,429 for the same period ended June 30, 1995, and increased from $39,059 for the six month period ended June 30, 1994 to $51,933 for the same period ended June 30, 1995. The increase in interest income is attributable to an increase in levels of invested cash.

               Gain on sale of real estate increased from $-0- for the
            three month period ended June 30, 1994 to $473,956 for the same period ended June 30, 1995, and increased by the same amount for the six month period ended June 30, 1994 as compared to the same period ended June 30, 1995. The increase is attributable to the sale of approximately 16 acres of land located in Johnston County, North Carolina.

               Other income increased from $31,088 for the three month
            period ended June 30, 1994 to $34,015 for the same period ended June 30, 1995, and increased from $41,875 for the six month period ended June 30, 1994 to $64,250 for the same period ended June 30, 1995. The Registrant's other income is derived primarily from proceeds of condemnations of the Registrant's properties.

               Salary and administrative expenses decreased from $68,789
            for the second quarter of 1994 as compared to $56,394 for the second quarter of 1995, and decreased from $130,268 for the six month period ended June 30, 1994 to $117,500 for the same period ended June 30, 1995. The decreases are attributable primarily to reduced meeting fees and expenses.

               Professional fees increased from $44,213 for the second
            quarter of 1994 to $53,390 for the second quarter of 1995, and increased from $133,288 for the six month period ended June 30, 1994 to $169,618 for the same period ended June 30, 1995. The increases in professional fees are attributable to increases in fees and expenses associated with the Registrant's renegotiation of its leases with Norfolk Southern Railway, attorneys' fees in litigation matters, and evaluation of REIT qualification. The Registrant expects to continue to incur substantially greater professional and investment banking fees and expenses in future periods until resolution of matters related to current and future leases or other transactions. The majority of such fees are currently being capitalized for income tax purposes.

               Insurance and taxes remained relatively constant at
            $13,006 for the second quarter of 1994 as compared to $14,038 for the second quarter of 1995, and $24,770 for the six month period ended June 30, 1994 as compared to $26,599 for the same period ended June 30, 1995 . The Registrant expects to incur higher property tax expense in future periods if any properties are excluded from a lease extension agreement and separately managed by the Registrant.

               Other expenses increased from $29,033 for the second
            quarter of 1994 to $41,531 for the second quarter of 1995, and increased from $49,800 for the six month period ended June 30, 1994 to $86,647 for the same period ended June 30, 1995. The increases in other expenses are attributable to increases in outside consultants' fees and other expenses associated with the termination of the 1895 and 1939 Leases and negotiations with Norfolk Southern Railway. The Registrant expects to continue to incur substantial consultants' fees and other expenses in future periods at least until the resolution of all matters related to current and future leases or other transactions.

               Current income taxes increased from $5,830 for the second
            quarter of 1994 to $202,000 the second quarter of 1995, and increased by the same amounts for the six month period ended
            June 30, 1994 as compared to the same period ended June 30, 1995. The increases are attributable to gains on the sale of real estate during the second quarter. Deferred income taxes also remained constant at $2,600 for the second quarter of 1994 as compared to the second quarter of 1995 and remained constant at $5,200 for the six month period ended June 30, 1994 as compared to the same period ended June 30, 1995. Under the 1895 Lease, all taxes attributable to the 1895 Lease, including income taxes, are paid by Norfolk Southern Railway as lessee.

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

               Inflation affects the Registrant primarily through
            increased salary, administrative, property tax, and insurance expenses. The Registrant's primary sources of revenue, rental from the 1895 Lease and 1939 Lease, increase only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease, which are based on a percentage of the lessee's operating revenues. Revenues from the 1895 Lease do not increase or decrease with changes in the inflation rate. The Registrant expects to offset any negative effects of inflation not offset by increased excess rental payments by controlling current expenses. The Registrant is also seeking inflation protection provisions in connection with its negotiations for a lease extension agreement.


            PART II.  OTHER INFORMATION


            Item 3.  Legal Proceedings

               Except as described below, there are no legal proceedings
            pending to which the Registrant is a party that are material to the operation of the Registrant.


               Peele Site

               During the fourth quarter of 1989, the Registrant was
            notified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") that DEHNR had been notified of a possible abandoned pesticide disposal site on property owned by the Registrant in Johnston County, North Carolina. Information about the site has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. Since 1991, the site had been included in the DEHNR Inactive Hazardous Waste Sites Priority List. The sites on the Priority List are ranked in decreasing order of danger to the public health and environment based on a ranking system administered by DEHNR. In February 1995, the site ranked 98 out of a total of 158 sites on the Priority List.

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

               On December 7, 1993, the North Carolina Court of Appeals
            ruled against the defendants' appeal and against the Registrant's cross-appeal. Norfolk Southern Railway then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. Norfolk Southern Railway then petitioned the United States Supreme Court for review. On June 12, 1995, the United States Supreme Court denied the petition, and the lawsuit will continue in Superior Court, Mecklenburg County, North Carolina.

               Shareholder Litigation

               Four shareholder derivative actions were filed in the
            United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. The complaints name the directors of the Registrant as defendants and the Registrant as "nominal defendant". Two of the actions, Kahn
            v. North Carolina Railroad Co., et al. ("Kahn"), Civil Action No. 5:94-CV-936-F(2) and Norberg v. North Carolina Railroad Co., et al. ("Norberg"), Civil Action No. 5-95-CV-96-F(2) seek to enjoin a purported lease between the Registrant and Norfolk Southern Railway and to recover for the Registrant unspecified damages and other relief from the directors. Two other actions, Werner, et al. v. North Carolina Railroad Co., et al. ("Werner"), Civil Action No. 5:94-CV-943-F(1) and Taran v. North Carolina Railroad Co., et al. ("Taran"), Civil Action No. 5:95-CV-17-F(1), seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants. On March 30, 1995, the court consolidated the actions into one proceeding. The Registrant, along with the co-defendants, have filed motions to dismiss the actions. The court has not yet ruled on the motions.

               The Kahn and Norberg actions allege misconduct by the
            directors of the Registrant, including breach of fiduciary duty, mismanagement, and waste of corporate assets. The Werner and Taran actions assert similar claims, allege collusion between the State of North Carolina and Norfolk Southern Railway producing a below-market lease rental rate, and assert that the State of North Carolina has condemned the Registrant's properties for public uses for the benefit of the State. The Registrant's officers and directors are indemnified in the bylaws of the Registrant for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Registrant notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence. The Registrant also notified its general liability insurance carrier of claims as a result of the shareholder actions, which claims were denied.

               The Registrant will oppose the actions brought by the
            plaintiffs to the extent the actions seek to enjoin any lease arrangement or seek recovery against the Registrant or seek any remedy against the best interests of Registrant or its shareholders.


            Item 5.  Other Information

               In a letter to shareholders dated July 11, 1995, the
            Registrant announced that the 1995 annual meeting of shareholders would be postponed until such time as it is determined if and when the Registrant will have a definitive agreement to submit to the shareholders for approval.

               In July, 1995, the Registrant settled a claim for a lump
            sum tax benefit payment due upon the expiration of the 1895 Lease from Norfolk Southern Railway pursuant to a 1982 tax benefit agreement between the Registrant and Norfolk Southern Railway. Under the terms of the settlement agreement, the Registrant received a lump sum payment in the amount of $671,771, plus interest in the amount of $19,475, and Norfolk Southern Railway agreed to reimburse the Registrant for any income taxes owed by the Registrant on the lump sum payment.

               At a meeting of the Board of Directors on July 13, 1995,
            Chauncey W. Lever, a director of the Registrant, was elected Assistant Secretary/Treasurer to replace Van Wyck Webb, who resigned as Assistant Secretary/Treasurer. Pursuant to the bylaws of the Registrant, Mr. Lever was elected to the position by the directors elected by shareholders other than the State of North Carolina. Mr. Webb will remain a director of the Registrant.

            Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                         There are no changes to exhibits from the
            Registrant's Form 10-K for the period ended June 30, 1995.

               (b)  Reports on Form 8-K

                        None.

                                                 SIGNATURES


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NORTH CAROLINA RAILROAD COMPANY

            DATE:    August 9, 1995       /s/ John F. McNair, III
                                          John F. McNair, III
                                          President

            DATE:    August 9, 1995       /s/ Lynn T. McConnell
                                          Lynn T. McConnell, Treasurer and
                                          Principal Financial Officer