Form 10-K/A
period 1994-12-31
NORTH CAROLINA RAILROAD CO
filed 1995-11-09
CIK 813794

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                        FORM 10-K/A

[x] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended December 31, 1994.
                                                        or
[ ]  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 [Fee Required]

   For the transition period from               to

Commission file number 0-15768

                NORTH CAROLINA RAILROAD COMPANY
       (Exact name of Registrant as specified in its charter)

      NORTH CAROLINA                          56-6003280
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

     234 Fayetteville Street Mall, Suite 600
     P.O. Box 2248, Raleigh, North Carolina            27602
   (Address of principal executive offices)          (Zip Code)

                      (919)-829-7355
     Registrant's telephone number, including area code

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
  Title of each class                    on which registered
  -------------------                   ---------------------
         None                                      N/A

   Securities registered pursuant to Section 12(g) of the Act:

   North Carolina Railroad Company Common Stock ($.50 par value)
                     (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X         No
            -------      -------
         The total number of pages contained in this document is 25 pages.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $26,509,900 (based on last average bid price of $25.25 per share of Registrant's Common Stock on March 28,
1995).

         The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 28, 1995, is as follows:

                                            Outstanding as of
                Class                        March 28, 1995
               -------                       ----------------
  Common Stock (par value $.50)                4,283,470

                                                TABLE OF CONTENTS


                  ITEM                                                    Page


Part I      3. Legal Proceedings.......................... .................4


Part II     6. Selected Financial Data......................................6

            7. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations...................................................7

            8. Financial Statements and Supplementary Data.................11


Signatures.................................................................12

                                    PART I


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

         Shareholder Litigation

         Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. The complaints name the directors of the Registrant as defendants and the Registrant as "nominal defendant". Two of the actions, Kahn v. North Carolina Railroad Co., et al. ("Kahn"), Civil Action No. 5:94-CV-936-F(2) and Norberg v. North Carolina Railroad Co., et al. ("Norberg"), Civil Action No. 5-95-CV-96-Br(2) seek to enjoin a purported lease between the Registrant and Norfolk Southern Railway and to recover for the Registrant unspecified damages and other relief from the directors. Two other actions, Werner, et al. v. North Carolina Railroad Co., et al. ("Werner"), Civil Action No. 5:94- CV-943-Bo(1) and Taran v. North Carolina Railroad Co., et al. ("Taran"), Civil Action No. 5:95-CV-17-Bo(1), seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants.

         The Kahn and Norberg actions allege misconduct by the directors of the Registrant, including breach of fiduciary duty, mismanagement, and waste of corporate assets. The Werner and Taran actions assert similar claims, allege collusion between the State of North Carolina and Norfolk Southern Railway producing a below-market lease rental rate, and assert that the State of North Carolina has condemned the Registrant's properties for public uses for the benefit of the State. The Registrant will oppose the actions brought by the plaintiffs to the extent the actions seek to enjoin any lease arrangement or seek recovery against the Registrant or seek any remedy against the best interests of Registrant or its shareholders. The Bylaws of the NCRR provide that its Directors shall have the right to be indemnified by the NCRR, to the fullest extent permitted by law, against liabilities and expenses arising out of their status as Directors. To the extent the Directors' conduct meets the standard of conduct for indemnification set forth by the North Carolina Business Corporation Act ("NCBCA"), as described below, they will be so indemnified by the NCRR in connection with the shareholder derivative actions described herein.

         Under the NCBCA, a corporation is permitted to indemnify a director who conducted himself in good faith and reasonably believed:
(i) in the case of conduct in his official capacity with the corporation, that his conduct was in the best interest of the corporation and (ii) in all other cases, that his conduct was at least not opposed to the corporation's best interest. In the case of any criminal proceeding, the director must not have had any reasonable cause to believe his conduct was unlawful. In any proceeding by or in the right of a corporation (such as the shareholder derivative actions described herein), a corporation may not voluntarily indemnify a director if the director is adjudged liable to the corporation. In addition, a corporation may not indemnify a director if the director is adjudged liable on the basis that personal benefit was improperly received by him. Where a proceeding is by or in the right of a corporation, indemnification of a director is limited to reasonable expenses if the proceeding is concluded without a final adjudication on the issue of liability. The NCBCA permits an advance for expenses incurred by a director in defending a proceeding. The expenses may be paid by a corporation in advance of the final disposition of the legal action, upon receipt of an undertaking by or on behalf of the director to repay such amounts unless it is ultimately determined that he is entitled to be indemnified by the corporation against such expenses. The Directors of the NCRR have executed such undertaking and are receiving advances for expenses incurred in defending the actions brought against them in connection with the Lease Extension Agreement. Additionally, the NCBCA provides that a corporation may purchase and maintain insurance on behalf of a director of the corporation against any liability asserted against or incurred by him in that capacity or arising from his status as a director. The NCRR has an insurance policy that covers the NCRR against the indemnification liability of the NCRR to its directors. The policy has a aggregate limit of $5 million and a $75,000 retention per occurrence. The NCRR's liability exposure to its Directors will, therefore, not be material, unless (i) the Directors satisfy the requirements for being indemnified as described above and (ii) the indemnified liabilities and expenses exceed the NCRR's insurance coverage. The NCRR is unable to determine this early in the legal proceedings whether of the foregoing conditions will occur.

         The Registrant also notified its general liability insurance carrier of claims as a result of the shareholder actions, which claims were denied.


                            PART II


Item 6.  Selected Financial Data.

         The following selected financial data are derived from the financial statements of the Registrant. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.


                                            Selected Financial Data
                              At December 31 or During the Year Ended December 31
                                ---------------------------------------------------

                                 1994        1993        1992        1991        1990
Gross revenue..            $   851,074  $  777,770   $  773,400  $  790,150  $  764,926

Lease revenue of
roadway and land..         $   674,277  $  642,817   $  631,048  $  601,352  $  490,041

Net income (loss)..        $   107,145 ($   54,027)* $   43,847  $  341,408  $  378,831

Net income (loss)
per share ..               $       .03  $    (0.01)  $      .01  $      .08  $      .09

Deferred income
taxes....                  $ 1,214,451  $1,241,451   $1,117,549  $1,177,549  $1,159,849

Total assets               $10,084,797  $9,639,966   $9,803,679  $9,906,346  $9,573,413

Cash dividend
declared per
common share..             $       .03  $      .03   $      .03  $      .03  $      .04

           * Net income for 1993 before cumulative effect of accounting change was $86,875. See Note A to the financial statements.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     There was little change in liquidity, capital resources, or asset position from the end of the fiscal year 1993 to December 31, 1994. The Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the 1895 and 1939 Leases expire and are not extended. The Registrant is negotiating for extension of the leases. (See Item 1, Business above.) If the leases are not extended or if the Registrant is unable to negotiate other leases upon acceptable terms, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return
the leased properties,   or  equivalent   replacements  of  leased
properties,   including equipment,  in as  good  a  condition  and
repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line. Risks of independent operation that would affect operating income and expenses would include the potential for diversion of overhead traffic by Norfolk Southern, loss of traffic to competitors, and unpredictable maintenance and labor expenses.

         The Registrant does not foresee any need for funds during 1995 which cannot be met primarily from its income from leases or in part from available cash in the regular course of business, except that (1) in the event the Registrant and Norfolk Southern litigate ICC issues, claims under the 1895 and 1939 leases, or other matters, the Registrant may be required to finance part of the litigation expenses, and (2) if the Registrant seeks qualification for 1995 as a REIT, the Registrant may be required to finance a portion of accumulated earnings and profits required to be distributed to the Registrant's shareholders in the first year of REIT status.

         During 1994, $194,338 of net cash was provided by operations and was related primarily to net income of $107,145, a decrease in rent receivable of $111,901 and an increase in accrued expenses and accounts payable of $364,686, all of which was partially offset by capitalized lease negotiation costs of $365,267.

         Investing activities provided $508,291 of net cash primarily related to the release of restricted assets of $525,628. During the year, short-term investments of $200,000 were purchased and matured.

         There were no financing activities during 1994 that impacted cash flows.

         Income generated from the 1895 Lease and the 1968 Lease was constant in 1994, 1993, and 1992 at $367,319 annually as stipulated by the lease agreements.

         The revenue generated by the 1939 Lease to AECR for the years 1990 through 1994 is shown in the following chart:

   Year End         Lease Income        % Change from Prior Year
   --------         ------------        ------------------------
     1990            $ 122,722                   (65.6%)

     1991              234,033                    90.7%

     1992              263,729                    12.7%

     1993              275,498                     4.5%

     1994              306,958                    11.4%

           In 1990, the 1939 Lease revenue decreased to $122,722 from the prior year, and then increased to $234,033 for 1991 and to $263,729 in 1992. The 1939 Lease revenue increased to $275,498 for 1993 and increased to $306,958 for 1994. According to Norfolk Southern Railway, the swings in excess rental revenue prior to 1991 were attributable to the fact that revenue accruals for AECR were made by Norfolk Southern
Railway  based  upon  Norfolk   Southern   Corporation's system-wide
apportionment  of  estimated   revenues  among  its  subsidiaries,
including AECR. The estimates were based upon Norfolk Southern Corporation's total system revenue from car movements and average revenue per car by commodity from the prior year, and then adjusted annually to reflect actual AECR revenue settlements.

         Beginning in 1991, the 1939 Lease revenue was estimated by Norfolk Southern Railway based upon AECR's previous quarter's billed traffic, plus or minus adjustment to actual revenues as the amounts are determined during the year. As a result, Norfolk Southern Railway's estimates, upon which the Registrant's 1939 Lease revenue accruals are based, more closely approximate actual revenue earned by AECR.

         Interest income decreased from $95,423 for 1992 to $87,837 for 1993, and increased to $94,361 for 1994. The increase for 1994 is attributable to increases in yields on invested cash. Dividend income was constant at $25,000 for 1992 and 1993 and decreased to $12,500 for 1994. For 1992, 1993, and 1994, dividend income was attributable to special dividends received from common stock of the State University Railroad Company. Other income decreased from $12,509 for 1992 to $12,396 for 1993 and increased to $65,976 for 1994. The Registrant's other income is derived primarily from proceeds of condemnations of the Registrant's properties.

         Salary and administrative expenses increased from $219,284 for 1992 to $229,274 for 1993 and $268,029 for 1994. The 5% increase from
1992 to 1993 is attributable to annual compensation increases. The 17% increase from 1993 to 1994 is attributable to the addition of administrative staff, and increases in employee benefits and compensation.

         For 1994, professional fees paid by the Registrant increased to $288,749 as compared to $160,221 for 1993 and $292,930 for 1992. Professional fees relate to attorneys' and accountants'
fees paid for various  filing and reporting  requirements,   certain
litigation and other general items. The increases for 1994 and 1992 as compared to 1993 were attributable to higher professional fees associated with the Registrant's preparation for termination of its leases, negotiations with Norfolk Southern Railway, and evaluation of REIT qualification. The Registrant expects to continue to incur greater professional and investment banking fees and expenses in future periods until resolution of matters related to current and future leases or other transactions. The majority of such fees are currently being capitalized for income tax purposes.

         Insurance and taxes increased slightly to $57,766 for 1994 as compared with $51,475 for 1993 and $54,422 for 1992. The Registrant expects to incur higher property tax expense in future periods if properties are excluded from any lease extension agreement for separate management by the Registrant.

         Consulting  fees increased from $75,836 in 1992 to $146,197 in
1993 and decreased  to  $43,809  in  1994.  The   fluctuations  in
consultant fees are attributable to the number and magnitude of projects in process during each year. In 1992, consulting fees related primarily to preparation for negotiations and related matters, and for 1993 and 1994 related primarily to valuation and traffic studies. The Registrant expects to continue to incur substantial consultants' fees/expenses in future periods at least until all matters related to the extension or termination of the 1895 Lease and 1939 Lease are resolved.

         Other expenses include supplies, utilities, postage, office rent and miscellaneous items and remained relatively constant at $71,810 in 1992, $100,801 for 1993, and $94,599 for 1994.

         Net income tax benefits were $17,000 for 1994 compared to $4,000 for 1993 and $17,000 for 1992. The income tax benefits of $17,000 for 1994 and $4,000 for 1993 are attributable to capitalized lease negotiation costs and reorganization costs for income tax purposes. Most of these costs have been expensed for financial reporting purposes. Under the 1895 Lease, all taxes, including income taxes attributable to the lease, are paid by Norfolk Southern Railway as lessee. (See Note D to the financial statements.)

         Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses. Under the existing leases, the Registrant's primary sources of revenue are increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease which are based on a percentage of the lessee's operating revenues. Revenues from the 1895 Lease do not increase or decrease with any changes in the inflation rate. The Registrant expects to offset any negative effects of inflation not offset by increased excess rental
payments  by controlling   current  expenses.   The  Registrant  is also
seeking inflation protection provisions in connection with its negotiations for a lease extension agreement.

         Effective January 1, 1993, the Registrant changed its method of accounting for income taxes to the liability method required by Financial Accounting Standard Board Statement No. 109 (see Note A-"Income Taxes" and Note D to the financial statements).

As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was to increase the deferred tax liability by $140,902 for 1993. The Registrant previously accounted for income taxes in accordance with Accounting Principals Board Opinion 11, which has been superseded by Statement No. 109.


Item 8.  Financial Statements and Supplementary Data

         The Registrant's financial statements are submitted as a separate section of this report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the North Carolina Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH CAROLINA RAILROAD COMPANY

Date:  November 9, 1995       By:   /s/ John F. McNair III
       --------------------        -----------------------------
                                  John F. McNair III, President
                                  and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the North Carolina Railroad Company and in the capacities and on the dates indicated.


/s/ John M. Alexander, Jr.           Date: November 9, 1995
------------------------------            -----------------
John M. Alexander, Jr.,
         Director

/s/ P. C. Barwick, Jr.               Date: November 9, 1995
------------------------------            -----------------
P. C. Barwick, Jr.,
         Secretary and Director

/s/ J. Melville Broughton, Jr.       Date: November 9, 1995
------------------------------            -----------------
J. Melville Broughton, Jr.,
         Vice President and Director

/s/ Sidney R. French                 Date: November 9, 1995
------------------------------            -----------------
Sidney R. French,
         Director

/s/ Marvin D. Gentry                 Date: November 9, 1995
------------------------------             -----------------
Marvin D. Gentry,
         Director

/s/ Alexander H. Graham, Jr.         Date: November 9, 1995
------------------------------             -----------------
Alexander H. Graham, Jr.,
         Director

/s/ M. Rex Harris                    Date: November 9, 1995
------------------------------             -----------------
M. Rex Harris,
         Director

/s/ William H. Kincheloe             Date: November 9, 1995
------------------------------            -----------------
William H. Kincheloe,
         Director

/s/ Chauncey W. Lever                Date: November 9, 1995
------------------------------            -----------------
Chauncey W. Lever,
         Assistant Secretary-Treasurer and Director

/s/ Lynn T. McConnell                Date: November 9, 1995
------------------------------            -----------------
Lynn T. McConnell,
         Treasurer, Director, and Principal Financial Officer

/s/ John F. McNair, III              Date: November 9, 1995
------------------------------            -----------------
John F. McNair, III,
         President and Director

/s/ Jack A. Moody                    Date: November 9, 1995
------------------------------            -----------------
Jack A. Moody,
         Director

/s/ John S. Russell                  Date: November 9, 1995
------------------------------            -----------------
John S. Russell,
         Director

/s/ Van Wyck Webb, Sr.               Date: November 9, 1995
------------------------------            -----------------
Van Wyck Webb, Sr.,
         Director

/s/ David T. Woodard                 Date: November 9, 1995
------------------------------            -----------------
David T. Woodard,
         Director

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2) and 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                         NORTH CAROLINA RAILROAD COMPANY

                            RALEIGH, NORTH CAROLINA

FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

NORTH CAROLINA RAILROAD COMPANY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of North Carolina Railroad Company are included in Item 8:

Report of Independent Auditors . . . . . . . . . . . .. . . . . . .  16

Balance Sheets, December 31, 1994 and 1993   . . . . . . . .  . . .  17

Statements of Income for the Years
     ended December 31, 1994, 1993, and 1992 . . . . . . . . . . .   18

Statements of Shareholders' Equity for the Years
     ended December 31, 1994, 1993, and 1992 . . . . . . . . . . .   19

Statements of Cash Flows for the Years
     ended December 31, 1994, 1993, and 1992 . . . . . . . . . . .   20

Notes to Financial Statements   . . . . . .. . . . . . . . . . . . . 21




All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Board of Directors
North Carolina Railroad Company


We have audited the accompanying balance sheets of North Carolina Railroad Company as of December 31, 1994 and 1993, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted
auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Railroad Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note D to the financial statements, in 1993 the Company changed its method of accounting for income taxes.


                                     Ernst & Young LLP


Raleigh, North Carolina
February 23, 1995

                                                 BALANCE SHEETS

                                          NORTH CAROLINA RAILROAD COMPANY


                                                                                        December 31
                                                                                   1994               1993
                                                                              ---------------- ---------------
ASSETS
     Cash and cash equivalents                                                  $1,615,284         $   912,655
     Rent receivable                                                               246,030             357,931
     Interest receivable and other assets                                           65,400              42,485
     Income taxes recoverable                                                          -0-              17,811
                                                                              ------------       -------------
                  TOTAL CURRENT ASSETS                                           1,926,714           1,330,882

RESTRICTED ASSETS--Note B
     Invested cash                                                                     -0-            507,301
     Accrued interest receivable                                                       -0-              2,477
                                                                              ------------       ------------
                                                                                       -0-            509,778
PROPERTIES
     Roadway and land--Note C                                                    7,848,842           7,848,842
     Buildings and equipment                                                       236,369             234,882
     Less accumulated depreciation                                               (292,395)            (284,418)
                                                                              ------------        ------------
                                                                                 7,792,816           7,799,306
OTHER ASSETS
     Lease negotiation costs                                                       365,267                 -0-
                                                                              ------------        ------------
                                                                               $10,084,797           $9,639,966
                                                                                ==========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses and accounts payable                                      $  421,026           $   56,340
     Dividends payable                                                             128,504                  -0-
                                                                              ------------        -------------
                  TOTAL CURRENT LIABILITIES                                        549,530               56,340

DEFERRED INCOME TAXES--Note D                                                    1,214,451            1,241,451

SHAREHOLDERS' EQUITY
     Common stock, par value $0.50 per share--
       10,000,000 shares authorized, 4,283,470
       shares issued and outstanding                                             2,141,735            2,141,735
     Additional paid-in capital                                                  3,588,455            3,588,455
     Retained earnings:
       Restricted                                                                      -0-              509,778
       Unrestricted                                                              2,590,626            2,102,207
                                                                             -------------        -------------
                                                                                 2,590,626            2,611,985
                                                                             -------------        -------------
                                                                                 8,320,816            8,342,175
COMMITMENTS AND CONTINGENCIES--Note E                                        -------------        -------------
                                                                               $10,084,797           $9,639,966
                                                                                ==========            =========
See notes to financial statements.

                                                        17

                                               STATEMENTS OF INCOME

                                          NORTH CAROLINA RAILROAD COMPANY

                                                                                Year Ended December 31
                                                                        1994         1993             1992
                                                                     -----------------------------------------
Revenues:
     Lease of roadway and land                                       $ 674,277    $ 642,817           $631,048
     Interest income                                                    94,361       87,837             95,423
     Dividend income                                                    12,500       25,000             25,000
     Rental income                                                       3,960        9,720              9,420
     Gain on sale of assets and other                                   65,976       12,396             12,509
                                                                     ---------    ---------          ---------
                                                                       851,074      777,770            773,400

Expenses:
     Salaries and administrative                                       268,029      229,274            219,284
     Professional fees                                                 288,749      160,221            292,930
     Insurance and taxes                                                57,766       51,475             54,422
     Depreciation                                                        7,977        6,927              7,329
     Loss on retirement of property                                        -0-          -0-             24,942
     Consulting  fees                                                   43,809      146,197             75,836
     Other                                                              94,599      100,801             71,810
                                                                     ---------    ---------         ----------
                                                                       760,929      694,895            746,553
                                                                     ---------    ---------         ----------
                  INCOME BEFORE INCOME TAXES
                  AND CUMULATIVE EFFECT OF
                  CHANGE IN ACCOUNTING FOR INCOME
                  TAXES                                                90,145        82,875             26,847

Income taxes--Note C and D:
     Current                                                           10,000       13,000              37,000
     Deferred                                                         (27,000)     (17,000)            (54,000)
                                                                     ---------   ---------          ----------
                                                                      (17,000)      (4,000)            (17,000)
                                                                     ---------   ---------          ----------
                  NET INCOME BEFORE
                  CUMULATIVE EFFECT OF
                  ACCOUNTING CHANGE                                   107,145       86,875              43,847
Cumulative effect as of December 31, 1992
of change in method of accounting for
income taxes--Note D:                                                     -0-     (140,902)                -0-
                                                                     --------   ----------          ----------
                  NET INCOME (LOSS)                                 $ 107,145    $ (54,027)          $  43,847
                                                                     ========     ========            =======
Earnings per share:
Income before cumulative effect of accounting
     change                                                            $ 0.03        $0.02             $ 0.01
Cumulative effect of account change                                      0.00        (0.03)              0.00
                                                                     --------    ---------          ---------
                  NET INCOME (LOSS)                                    $ 0.03       $(0.01)            $ 0.01
                                                                        =====        =====              =====

See notes to financial statements.

                                            STATEMENTS OF SHAREHOLDERS' EQUITY


                                              NORTH CAROLINA RAILROAD COMPANY

                                                          Additional
                                            Common         Paid-In                  Retained Earnings                Shareholders'
                                             Stock         Capital            Restricted         Unrestricted            Equity
                                        ------------     --------------     ---------------     ---------------     ---------------
BALANCE AT DECEMBER 31, 1991             2,141,735         $3,588,455         $ 472,597           $2,406,576           $8,609,363

Net income                                                                       20,644               23,203               43,847

Cash dividends ($0.03)                                                                              (128,504)            (128,504)
                                       --------------    --------------      --------------     --------------       --------------

BALANCE AT DECEMBER 31, 1992             2,141,735         3,588,455            493,241            2,301,275            8,524,706

Net income (loss)                                                                16,537              (70,564)             (54,027)

Cash dividends ($0.03)                                                                              (128,504)            (128,504)
                                       ---------------   --------------      --------------    --------------        --------------

BALANCE AT DECEMBER 31, 1993             2,141,735          3,588,455           509,778            2,102,207            8,342,175

Net income                                                                       15,850               91,295              107,145

Cash dividends ($0.03)                                                                              (128,504)            (128,504)

Release of restricted assets--Note B                                           (525,628)             525,628
                                       ---------------   --------------      --------------    --------------        --------------

BALANCE AT DECEMBER 31, 1994            $2,141,735         $3,588,455         $      -0-          $2,590,626           $8,320,816
                                         =========          =========           =========          =========            =========

See notes to financial statements.

                                                 STATEMENTS OF CASH FLOWS

                                              NORTH CAROLINA RAILROAD COMPANY


                                                                                    Year Ended December 31
                                                                            1994              1993              1992
                                                                         ---------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                                   $  107,145         $ (54,027)      $   43,847
     Cumulative effect as of change in method of
          accounting for income taxes--Note D                                    -0-          140,902               -0-
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Deferred income taxes                                               (27,000)          (17,000)         (54,000)
        Depreciation                                                          7,977             6,927            7,329
        Lease negotiation costs                                            (365,267)              -0-              -0-
        Change in operating assets and liabilities:
          Rent receivable                                                   111,901          (154,702)         (29,696)
          Interest receivable and other assets                              (22,915)            8,859             (313)
          Income taxes recoverable                                           17,811            39,089          (52,144)
          Accrued expenses and accounts payable                             364,686          (105,084)         117,313
          Unearned rental income                                                -0-                -0-         (81,323)
                                                                        ------------      ------------     ------------
                 NET CASH PROVIDED BY (USED IN)
                   OPERATING ACTIVITIES                                     194,338          (135,036)         (48,987)

INVESTING ACTIVITIES
     Increase in restricted assets                                          (15,850)          (16,537)         (20,644)
     Release of restricted assets                                            525,628               -0-              -0-
     Purchase of properties                                                  (1,487)           (2,733)          (2,798)
     Purchases of short-term investments                                   (200,000)         (817,382)      (1,533,984)
     Maturities of short-term investments                                    200,000           890,182        1,763,700
     Retirement of property                                                      -0-               -0-           24,942
                                                                        ------------      ------------     ------------
                 NET CASH PROVIDED BY
                   INVESTING ACTIVITIES                                     508,291             53,540          231,216

FINANCING ACTIVITIES

     Dividends paid                                                              -0-         (128,504)        (128,504)
                                                                        ------------      ------------     ------------
                 NET CASH USED IN FINANCING ACTIVITIES                           -0-         (128,504)        (128,504)
                                                                        ------------      ------------     ------------
                 INCREASE (DECREASE) IN CASH AND
                 CASH EQUIVALENTS                                           702,629          (210,000)          53,725

Cash and cash equivalents at beginning of year                              912,655          1,122,655        1,068,930
                                                                        ------------      ------------     ------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                            $1,615,284         $  912,655       $1,122,655
                                                                          ==========          ========        =========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes was
     $36,656, $38,600 and
        $36,340 for the years ended December 31, 1994, 1993
        and 1992, respectively.
     Dividends of $128,504 were declared and accrued at December 31, 1994.

See notes to financial statements.

                                           NOTES TO FINANCIAL STATEMENTS

                                          NORTH CAROLINA RAILROAD COMPANY

                                                 December 31, 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES


     Properties:  Buildings and equipment are reported at cost.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over thirty years and equipment is depreciated over three to five years.

     Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate Commerce Commission. All the property in the roadway and land account is leased either to the Norfolk Southern Railway Company ("Norfolk Southern Railway") or the Atlantic and East Carolina Railway Company ("AECR") (See Note C). Norfolk Southern Railway is a subsidiary of Norfolk Southern Corporation. AECR is a subsidiary of Norfolk Southern Railway. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land. However, a rehabilitation project of $200,000 was amortized over a five-year period during the 1940's.

     Income Taxes: Income tax expense is disproportionate to income before income taxes because the lessee of certain of the properties, pursuant to the terms of the 1895 lease, pays all taxes attributable from the lease arrangement. The Company considers the lessee's share of the amortization of roadway costs to be a permanent difference and no deferred taxes are provided thereon.

     Cash and Cash Equivalents: Cash and cash equivalents include investments due to mature within ninety days of the balance sheet date.

     Short-term investments: Short-term investments include investments in high quality commercial paper and U. S. Treasury Bills with maturities within one year of the balance sheet date.

     Lease/Transaction   Costs:   Certain  lease  negotiation  costs
have been capitalized and will be amortized over the life of any lease extension agreement, if consummated.


NOTE B--RESTRICTED ASSETS

     The Company established and maintained a restricted cash account as required by its lease agreement with AECR through December 30, 1994. The purpose of this account was to establish a depreciation and reserve fund to replace worn-out rolling stock. In addition to deposits for depreciation accruing on rolling stock, this account was credited with revenues derived from the sale of obsolete equipment, land and interest earned on restricted invested cash. The terms under which these funds may be withdrawn are specified in the lease agreement. At December 31, 1994, the balance of $525,628 in this account became the property of the Company, and accordingly, these assets are not classified as restricted.

     Restricted  cash  revenues  and expenses are reported by the
Company on the income  statement;   however,   these  funds  are  not
available for dividend distribution. Additionally, income taxes applicable to these funds are not charged against the restricted cash account. Accordingly, restricted retained earnings is increased for applicable revenues and decreased for any applicable expenses.


NOTE C--LEASE ON ROADWAY AND LAND

     The Company leases its roadway and land under two leases to Norfolk Southern Railway and one lease to AECR.

                                          NORTH CAROLINA RAILROAD COMPANY


NOTE C--LEASE ON ROADWAY AND LAND--Continued


     The first lease to Norfolk Southern Railway (the "1895 Lease") expired on January 1, 1995, and provided for an annual lease rental of $286,000. Under the terms of the lease, all income, property and franchise taxes are paid by the lessee.

     The Company leased additional roadway and land to AECR (the "1939 Lease") under the terms of an original lease dated August 30, 1939 between ANCRR and AECR. The original lease was amended on August 29, 1954, and provided for an expiration date of December 31, 1994. The lessee is responsible for all state and federal taxes imposed upon the lessee on account of the operation of the railroad. The lessor is responsible for certain ad valorem property taxes, income taxes assessed against it, and payroll taxes on account of its employees. Under the terms of this lease, AECR pays an annual fixed lease rental of $60,500 plus annual excess lease rentals based upon operating revenues in excess of $475,000.

     The 1895 Lease and the 1939 Lease were to expire by their terms on January 1, 1995 and December 31, 1994, respectively, and did not require either the Company or the current lessees to renew the leases. However, the lessees' operation of the Company's railroad line may not be discontinued by the lessees unless discontinuance is authorized by the United States Interstate Commerce Commission ("ICC") pursuant to the Interstate Commerce Act, and the lessees are continuing to operate the Company's railroad line and to make rental payments to the Company pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Company and the lessees. Either the Company or the lessees may terminate the temporary extension at any time, however, any such termination would be subject to the ICC's jurisdiction.

     As a result of negotiations between the Company and Norfolk Southern Railway since 1992, the Company issued a news release on November 22, 1994 indicating that it had reached a "meeting of the minds" with Norfolk Southern Railway on four primary terms of a lease extension agreement. The terms of the proposed agreement to extend the 1895 Lease and the 1939 Lease include a base annual rental of $8 million per year (subject to an annual inflation adjustment formula), an initial term of fifteen years with two fifteen year renewals at the lessees' option, and a one-time settlement payment of $5 million by Norfolk Southern Railway for certain claims (hereinafter referred to as the "November 1994 proposal").

     In connection with a lease extension agreement, the Company intends to seek qualification as a Real Estate Investment Trust ("REIT") for income tax purposes. The Company's advisors believe the NCRR could qualify under these guidelines, although it is unclear at this time whether the initial year for REIT qualification would be 1995 or 1996. If the Company qualifies as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its income that is currently distributed to stockholders.

     The November 1994 proposal was conditioned upon reaching a satisfactory definitive agreement on a number of other issues, including terms that are required to enable the Company to qualify for REIT status, settlement of the current litigation in Charlotte, acceptable environmental indemnifications, determination of what real estate parcels are to be excluded from an extension agreement and managed separately by the Company,

                                          NORTH CAROLINA RAILROAD COMPANY


NOTE C--LEASE ON ROADWAY AND LAND--Continued


allocation of tax benefits, fiber optic rights, and commitments to operate and maintain all segments of the Company's line. Following the announcement in November of 1994, the Company and Norfolk Southern Railway have conducted intensive negotiations over the terms of a definitive agreement. Thus far, the negotiations have not successfully produced a definitive agreement satisfactory to the Company and Norfolk Southern Railway, but negotiations are continuing.

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

     A comparison of lease revenue under all lease agreements is presented below:

                                           Year Ended December 31
                                   1994              1993              1992
                               --------------------------------------------
       Fixed lease revenue       $427,819         $427,819          $427,819
       Excess lease revenue       246,458          214,998           203,229
                                 --------         --------          --------
         TOTAL                   $674,277         $642,817          $631,048
                                  =======          =======           =======
NOTE D--INCOME TAXES


     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was a reduction of income of $140,902.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                  Liability Method     Deferred Method
                                  ----------------     ---------------
                                  1994        1993           1992
                              ----------    --------      ---------
     Current:
      Federal                 $   6,000    $  9,000      $  25,000
      State                       4,000       4,000         12,000
                              ----------    --------      ---------
      Total current              10,000      13,000         37,000
     Deferred:
      Federal                   (24,000)    (15,000)       (40,000)
      State                      (3,000)    ( 2,000)       (14,000)
                              ----------   ---------      --------
      Total current             (27,000)    (17,000)       (54,000)
                              ----------   ---------      --------
                              $ (17,000)   $( 4,000)     $ (17,000)
                               ========     ========       ========

                                          NORTH CAROLINA RAILROAD COMPANY

NOTE D--INCOME TAXES--Continued

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liability as of December 31, are as follows:

                                                               1994              1993
     Deferred tax liabilities:                             ------------      -----------
       Tax over book amortization                            $1,138,550       $1,128,151
       Land condemnation                                        196,500          196,500
                                                           ------------      -----------
          Total deferred tax liability                       $1,335,050       $1,324,651

      Deferred tax asset:
       Reorganization costs                                     120,599           83,200
                                                           ------------      -----------
         Total deferred tax asset                               120,599           83,200
                                                           ------------      -----------
       Valuation allowance                                          -0-              -0-
                                                           ------------      -----------
       Net deferred tax assets                                  120,599           83,200
                                                           ------------      -----------
       Net deferred tax liability                            $1,214,451       $1,241,451
                                                              =========        =========

     The components of the provision for deferred income taxes for the year ended December 31, 1992 was as follows:


                                                             1992
                                                       -------------
Amortization of railroad grading                        $  15,000
Reorganization costs                                      (69,000)
                                                       -------------
Provision for deferred income taxes                      $(54,000)
                                                          ========

                                                                   Year Ended December 31
                                                               1994          1993           1992
A reconciliation of the total tax expense to the amount     -----------  -----------     ----------
computed by applying the statutory
income tax rates before income taxes follows:

Income taxes at the statutory rate                           $  31,551     $ 28,178        $  9,128
State income taxes, net of federal tax benefit                   4,657        4,376           1,418
                                                            ----------    ---------       ---------
                                                                36,208       32,554          10,546
Less:
     Surtax exemption                                           20,505        6,714           9,123
     Dividend received deduction                                 3,063       11,550          11,550
     Federal and state income taxes paid by lessee              25,131        8,594           8,532
     Lessee deferred tax liability                               4,851          -0-             -0-
     Other                                                        (342)       9,696          (1,659)
                                                           -----------   ----------       ----------
                                                                53,208       36,554           27,546
                                                           -----------   ----------       ----------
                                                             $ (17,000)   $  (4,000)       $(17,000)
                                                               ========     ========        ========




                                     NOTES TO FINANCIAL STATEMENTS--Continued

                                          NORTH CAROLINA RAILROAD COMPANY


NOTE E--COMMITMENTS AND CONTINGENCIES


     During the fourth  quarter of 1989,  the Company was  notified by the North Carolina Department of Environment, Health, and Natural
Resources ("DEHNR") of a possible  abandoned  pesticide disposal site on property owned by the Company in Johnston  County,  North  Carolina.  It
is believed  that the site was used by a predecessor owner to burn and/or bury surplus  pesticides from the predecessor's business, which was not located at the site. In January, 1994, DEHNR initiated a lawsuit against the Company and other parties seeking  reimbursement  of $84,354 in response costs incurred by DEHNR and  remediation of the site. On
February 1, 1995, the Court granted partial summary  judgment holding all of the defendants, including the Company,  jointly and severally liable for the site. The Court has not  yet  ruled  on  apportionment of liability  or  cost  sharing  among  the defendants.  According to a preliminary  study  conducted  by the Company,  the estimated  costs  of
remediation   range  between  $500,000  to  in  excess  of $2,000,000.
The Company will  vigorously  defend the action by DEHNR,  and will aggressively  pursue any other  parties  who may be liable for any remediation, removal,  or  clean-up.  The  ultimate  costs of any remediation,  removal,  or clean-up are not known.  However,  if such costs are not paid by other  parties, the financial position of the
Company would be materially adversely affected.

     Four  shareholder  derivative  actions  were  filed  in the  United
States District Court for the Eastern  District of North Carolina during
December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant". Two of the actions seek to enjoin a purported lease between the Company and Norfolk
Southern Railway and seek to recover for the Company unspecified damages and other relief from the directors. Two other actions seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern Railway as defendants. The
Company's officers and directors are indemnified in the bylaws of the Company for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit (annual) of $5,000,000 and a $75,000 aggregate retention.

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








