Form 10-Q/A
period 1995-03-31
NORTH CAROLINA RAILROAD CO
filed 1995-11-09
CIK 813794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1995
                                     --------------
                                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Act of 1934

For the transition period from          to
                              ---------     ---------
Commission file number 0-15768

                         NORTH CAROLINA RAILROAD COMPANY
             (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                             56-6003280
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


     234 Fayetteville Street Mall, Suite 600
     P. O. Box 2248, Raleigh, North Carolina           27602
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

The total number of pages contained in this document is 17 pages.

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

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . 10


PART II. OTHER INFORMATION

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . 13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 17

                           BALANCE SHEETS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                 March 31      December 31
                                                   1995            1994
                                              ------------    ------------

ASSETS
 Cash and cash equivalents                    $    905,190    $  1,615,284
 Short-term investments                            673,000             -0-
 Rent receivable                                   132,688         246,030
 Interest receivable and other assets               77,759          65,400
 Income taxes recoverable                           16,130             -0-
                                              ------------    ------------
                  TOTAL CURRENT ASSETS           1,804,767       1,926,714


PROPERTIES
 Roadway and land--Note B                        7,848,842       7,848,842
 Buildings and equipment                           236,369         236,369
 Less accumulated depreciation                    (294,186)       (292,395)
                                              ------------    ------------
                                                 7,791,025       7,792,816


OTHER ASSETS
 Lease negotiation costs                           421,523         365,267
                                              ------------    ------------
                                              $ 10,017,315    $ 10,084,797
                                              ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accrued expenses and accounts payable        $    424,392    $    421,026
 Dividends paid                                        -0-         128,504
 Unearned rental income                             61,000             -0-
                                              ------------    ------------
                  TOTAL CURRENT LIABILITIES        485,392         549,530


DEFERRED INCOME TAXES                            1,217,051       1,214,451


SHAREHOLDERS' EQUITY
 Common stock, par value $0.05 per share--
   10,000,000 shares authorized, 4,283,470
   shares issued and outstanding                 2,141,735       2,141,735
 Additional paid-in capital                      3,588,455       3,588,455
 Retained earnings                               2,584,682       2,590,626
                                              ------------    ------------
                                                 8,314,872       8,320,816
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES--Note C
                                              $ 10,017,315    $ 10,084,797
                                              ============    ============


See notes to financial statements.

                        STATEMENTS OF INCOME (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                                           Three Months Ended
                                                               March 31
                                                       1995              1994

Revenues:
         Lease of roadway and land                    $ 168,569        $ 160,703
         Interest income                                 31,504           18,575
         Rental income                                    3,150            1,080
         Other                                           30,234           10,787
                                                      ---------        ---------
                                                        233,457          191,145


Expenses:
         Salaries and administrative                     61,106           61,477
         Professional fees                              116,229           89,074
         Insurance and taxes                             16,332           11,763
         Depreciation                                     1,791            1,796
         Consulting fees                                 14,651            2,161
         Other                                           26,692           18,606
                                                      ---------        ---------
                                                        236,801          184,877
                                                      ---------        ---------
         INCOME BEFORE INCOME TAXES                      (3,344)           6,268

Income taxes:
         Current                                            -0-              -0-
         Deferred                                         2,600            2,600
                                                      ---------        ---------
                                                          2,600            2,600
                                                      ---------        ---------
         NET (LOSS) INCOME                               (5,944)           3,668
                                                      =========        =========


Earnings per share:                                   $    0.00        $    0.00
                                                      =========        =========


See notes to financial statements.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                           Additional
                                                Common      Paid-In          Retained Earnings       Shareholder's
                                                Shares      Capital      Restricted   Unrestricted       Equity
                                            -----------    ----------    -----------   -----------    -----------

 Balance at January 1, 1994                    $ 2,141,735   $ 3,588,455    $   509,778    $ 2,102,207   $ 8,342,175

 Net income (loss)                                                                4,041          (373)         3,668
                                               -----------   -----------    -----------   -----------    -----------
 Balance at March 31, 1994                     $ 2,141,735   $ 3,588,455    $   513,819    $ 2,101,834   $ 8,345,843
                                               ===========    ===========    ===========   ===========    ===========


 Balance at January 1, 1995                    $ 2,141,735   $ 3,588,455    $       -0-   $ 2,590,626    $ 8,320,816

 Net (loss)                                                                         -0-        (5,944)        (5,944)
                                               -----------   -----------    -----------   -----------    -----------
 Balance at March 31, 1995                     $ 2,141,735   $ 3,588,455    $       -0-   $ 2,584,682    $ 8,314,872
                                               ===========   ===========    ===========   ===========    ===========



See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                         NORTH CAROLINA RAILROAD COMPANY


                                                                   Three Months Ended
                                                                        March 31
                                                                  1995           1994
OPERATING ACTIVITIES
         Net (loss) income                                   $    (5,944)   $     3,668
         Adjustments to reconcile net income to net cash
             provided by operating activities:
         Deferred income taxes                                     2,600          2,600
         Depreciation                                              1,791          1,796
         Lease negotiation costs                                 (56,256)           -0-
         Change in operating assets and liabilities:
             Rent receivable                                     113,342        233,111
             Interest receivable and other assets                (12,359)        (5,071)
             Income taxes recoverable                            (16,130)           -0-
             Accrued expenses                                      3,366         19,145
             Unearned rental income                               61,000         61,000
                                                             -----------    -----------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES        91,410        316,249

INVESTING ACTIVITIES
         Increase in restricted assets                               -0-         (4,041)
         Purchase of equipment                                       -0-         (1,487)
         Purchases of short-term investments                    (673,000)           -0-
                                                             -----------    -----------
                 NET CASH USED IN INVESTING ACTIVITIES          (673,000)        (5,528)


FINANCING ACTIVITIES
         Dividends paid                                         (128,504)           -0-
                                                             -----------    -----------
                 NET CASH USED IN FINANCING ACTIVITIES          (128,504)           -0-

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                 (710,094)       310,721

Cash and cash equivalents at beginning of period               1,615,284        912,655
                                                             -----------    -----------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   905,190    $ 1,223,376
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

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments due to mature within 90 days of the balance sheet date.

         SHORT TERM INVESTMENTS: Short term investments include investments in high quality commercial paper and U.S. Treasury Bills with maturities within one year of the balance sheet date.

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







              NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

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








              NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

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

         Financial Condition

                 A  majority  of the  Registrant's  assets  are  subject  to two railroad operating leases dating to 1895 and 1939.  Information about the leases has been  disclosed by the  Registrant in prior  quarterly and annual reports to the  Securities and Exchange  Commission.  There was little change in liquidity, capital  resources,  or asset  position  from the end of the fiscal year 1994 to
March 31, 1995. The  Registrant's  lessees pay for maintenance and all operating railroad equipment.  Therefore,  the Registrant does not anticipate any need for substantial  capital  expenditures  unless  the  1895 and  1939  Leases  are not extended. The Registrant is negotiating for extension of the leases. (See Note B to the financial  statements and Item 5, Other Information below.) If the leases are not extended or if the  Registrant is unable to negotiate  other leases upon acceptable  terms,  operating  its own line without a lessee  would  subject the
Registrant to a number of risks that would  materially  affect the  Registrant's liquidity and capital resources.  The Registrant  anticipates that it would have to incur substantial  operating  expenses over time, but that it would initially not likely incur substantial  capital  expenditures with respect to fixed plant.
Under the terms of the 1895  Lease,  the lessee is required to return the leased
properties,   or  equivalent   replacements  of  leased  properties,   including
equipment,  in as  good  a  condition  and  repair  as the  property  was at the inception of the lease, less ordinary depreciation.  However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation  of the  railroad  line if the  equipment is not returned in operating condition  upon  termination  of the leases or if the  quantities or type of the returned  equipment  is  insufficient  to operate the  railroad  line.  Risks of independent  operation  that would affect  operating  income and expenses  would include the  potential for  diversion of overhead  traffic by Norfolk  Southern, loss  of  traffic  to  competitors,  and  unpredictable  maintenance  and  labor expenses.

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

         During the first quarter of 1995, $91,410 of net cash was provided by operating activities and was related primarily to a decrease in rent receivable of $113,342 and an increase in unearned rental income of $61,000 which was offset by capitalized lease negotiation costs of $56,256.

         Investing activities resulted in a net use of cash of $673,000 from purchases of short-term investments.

         Financing activities resulted in a net use of cash of $128,504 from dividends paid.

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

         Professional fees increased from $89,074 for the first quarter of 1994 to $116,229 for the first quarter of 1995. The increase in professional  fees is attributable to increases in fees and expenses associated  with the  Registrant's  renegotiation  of its  leases  with  Norfolk
Southern Railway,  attorneys' fees in litigation matters, and evaluation of REIT qualification. The Registrant expects to continue to incur substantially greater professional  and  investment  banking fees and expenses in future periods until
resolution   of  matters   related  to  current  and  future   leases  or  other
transactions.  The majority of such fees are  currently  being  capitalized  for income tax purposes.

         Insurance and taxes increased from $11,763 for the first quarter of 1994 to $16,332 for the first quarter of 1995. The Registrant expects to incur higher property tax expense in future periods if any properties are excluded from a lease extension agreement and separately managed by the Registrant.

         Consulting fees increased from $2,161 for the first quarter of 1994 to $14,651 for the first quarter of 1995. The increase in consulting fees is attributable to increases in outside consultants' fees associated with the termination of the 1895 and 1939 Leases and negotiations with Norfolk Southern
Railway. The Registrant expects to continue to incur substantial consultants' fees and other expenses in future periods at least until the resolution of all matters related to current and future leases or other transactions.

         Other expenses increased from $18,606 for the first quarter of 1994 to $26,692 for the first quarter of 1995. The increase in other expenses is primarily attributable to an increase in office furniture and supplies expenses.

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








         Shareholder Litigation

     Four  shareholder  derivative  actions  were  filed  in the  United  States
District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. The complaints name the directors of the Registrant as defendants and the Registrant as "nominal defendant". Two of the actions, Kahn v. North Carolina Railroad Co., et al. ("Kahn"), Civil Action No. 5:94-CV-936-F(2) and Norberg v. North Carolina
Railroad Co., et al. ("Norberg"), Civil Action No. 5-95-CV-96-F(2) seek to enjoin a purported lease between the Registrant and Norfolk Southern Railway and to recover for the Registrant unspecified damages and other relief from the directors. Two other actions, Werner, et al. v. North Carolina Railroad Co., et al. ("Werner"), Civil Action No. 5:94- CV-943-F(1) and Taran v. North Carolina
Railroad Co., et al. ("Taran"), Civil Action No. 5:95-CV-17-F(1), seek similar relief and also name the State of North Carolina, the Governor of North
Carolina, and Norfolk Southern Railway as defendants. On March 30, 1995, the court consolidated the actions into one proceeding.

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


                              NORTH CAROLINA RAILROAD COMPANY

DATE: November 9, 1995          /s/ John F. McNair III
     ---------------------    -------------------------------
                              John F. McNair III
                              President

DATE: November 9, 1995          /s/ Lynn T. McConnell
     ---------------------    -------------------------------
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer








