Form 10-Q/A
period 1995-06-30
NORTH CAROLINA RAILROAD CO
filed 1995-11-09
CIK 813794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 1995
                     -------------
                                       or

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

                                      INDEX

                         NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 1995 and
         December 31, 1994 . . . . . . . . . . . . . . . . .   3

         Statements  of Income - Three  months  ended June 30,
         1995 and June 30, 1994 and six months ended
         June 30, 1995 and June 30, 1994 . . . . . . . . . .   4

         Statements of Shareholders' Equity -
         Six months ended June 30, 1995
         and June 30, 1994  . . . . . . . . . . . . . . . . .  5

         Statements of Cash Flows -
         Six months ended June 30, 1995 and
         June 30, 1994  . . . . . . . . . . . . . . . . . . .  6

         Notes to financial statements -
         June 30, 1995  . . . . . . . . . . . . . . . . . . .  7

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . .  9


PART II. OTHER INFORMATION

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . .  12

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .  16

                           BALANCE SHEETS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                                                                                         June 30      December 31
                                                                                                          1995           1994
                                                                                                     ------------    ------------
ASSETS
      Cash and cash equivalents                                                                      $  1,523,133    $  1,615,284
      Short-term investments                                                                              457,000             -0-
      Rent receivable                                                                                     122,803         246,030
      Interest receivable and other assets                                                                 67,054          65,400
                                                                                                     ------------    ------------
           TOTAL CURRENT ASSETS                                                                         2,169,990       1,926,714

PROPERTIES
      Roadway and land--Note B                                                                          7,848,842       7,848,842
      Buildings and equipment                                                                             236,369         236,369
      Less accumulated depreciation                                                                      (295,977)       (292,395)
                                                                                                     ------------    ------------
                                                                                                        7,789,234       7,792,816
                                                                                                     ------------    ------------
OTHER ASSETS
      Lease negotiation costs                                                                             497,202         365,267
                                                                                                     ------------    ------------
                                                                                                     $ 10,456,426    $ 10,084,797
                                                                                                     ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
      Accrued expenses and accounts payable                                                          $    360,893    $    421,026
      Income taxes payable                                                                                180,000             -0-
      Dividends payable                                                                                       -0-         128,504
      Unearned rental income                                                                               40,661             -0-
                                                                                                     ------------    ------------
           TOTAL CURRENT LIABILITIES                                                                      581,554         549,530

DEFERRED INCOME TAXES                                                                                   1,219,651       1,214,451


SHAREHOLDERS' EQUITY
      Common stock, par value $0.50 per share--
             10,000,000 shares authorized, 4,283,470
        shares issued and outstanding                                                                   2,141,735       2,141,735
      Additional paid-in capital                                                                        3,588,455       3,588,455
      Retained earnings                                                                                 2,925,031       2,590,626
                                                                                                     ------------    ------------
                                                                                                        8,655,221       8,320,816
                                                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES--Note C
                                                                                                     $ 10,456,426    $ 10,084,797
                                                                                                     ============    ============

See notes to financial statements.

                        STATEMENTS OF INCOME (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                                                                Three Months Ended     Six Months Ended
                                                                                      June 30              June 30
                                                                                 1995       1994       1995       1994


Revenues:
     Lease of roadway and land                                                 $183,694   $160,794   $352,263   $321,497
     Interest income                                                             20,429     20,484     51,933     39,059
     Rental income                                                                  -0-      1,080      3,150      2,160
     Gain on sale of real estate                                                473,956        -0-    473,956        -0-
     Other                                                                       34,015     31,088     64,250     41,875
                                                                               --------   --------   --------   --------
                                                                                712,094    213,446    945,552    404,591

Expenses:
     Salaries and administrative                                                 56,394     68,789    117,500    130,268
     Professional fees                                                           53,390     44,213    169,618    133,288
     Insurance and taxes                                                         14,038     13,006     26,599     24,770
     Depreciation                                                                 1,791      2,061      3,583      3,855
     Consulting fees                                                              8,271      2,369     22,922      4,530
     Other                                                                       33,260     26,664     63,725     45,270
                                                                               --------   --------   --------   --------
                                                                                167,144    157,102    403,947    341,981
                                                                               --------   --------   --------   --------
      INCOME BEFORE INCOME                                                      544,950     56,344    541,605     62,610
      TAXES


Income taxes:
     Current                                                                    202,000      5,830    202,000      5,830
     Deferred                                                                     2,600      2,600      5,200      5,200
                                                                               --------   --------   --------   --------
                                                                                204,600      8,430    207,200     11,030
                                                                               --------   --------   --------   --------
      NET INCOME                                                               $340,350   $ 47,914   $334,405   $ 51,580
                                                                               ========   ========   ========   ========

Earnings per share:                                                            $   0.08   $   0.01   $   0.08   $   0.01
                                                                               ========   ========   ========   ========


See notes to financial statements.






                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY



                                                        Additional
                                             Common       Paid-In      Retained Earnings      Shareholders'
                                              Stock       Capital    Restricted  Unrestricted    Equity
                                           ----------   ----------   ----------   ----------   ----------

Balance at January 1, 1994                 $2,141,735   $3,588,455   $  509,778   $2,102,207   $8,342,175

Net income                                                                5,800       45,780       51,580
                                           ----------   ----------   ----------   ----------   ----------

Balance at June 30, 1994                   $2,141,735   $3,588,455   $  515,578   $2,147,987   $8,393,755
                                           ==========   ==========   ==========   ==========   ==========


Balance at January 1, 1995                 $2,141,735   $3,588,455   $      -0-   $2,590,626   $8,320,816

Net income                                                                  -0-      334,405      334,405
                                           ----------   ----------   ----------   ----------   ----------

Balance at June 30, 1995                   $2,141,735   $3,588,455   $      -0-   $2,925,031   $8,655,221
                                           ==========   ==========   ==========   ==========   ==========

See notes to financial statements.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                                              Six Months Ended
                                                                                  June 30
                                                                              1995         1994

OPERATING ACTIVITIES
     Net income                                                         $   334,405  $    51,580
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Deferred income taxes                                                 5,200        5,200
        Depreciation                                                          3,583        3,855
         Lease negotiations costs                                          (131,935)         -0-
        Change in operating assets and liabilities:
          Rent receivable                                                   123,227      250,771
          Interest receivable and other assets                               (1,654)      30,371
            Accrued expenses and accounts payable                           (60,134)      14,944
           Income taxes payable                                             180,000          -0-
          Unearned rental income                                             40,661       40,671
                                                                        -----------  -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          493,353      397,392

INVESTING ACTIVITIES
     Increase in restricted assets                                              -0-       (5,800)
     Purchase of equipment                                                      -0-       (1,487)
     Purchase of short term investments                                    (730,000)         -0-
     Maturities of short term investments                                   273,000          -0-
                                                                        -----------  -----------
         NET CASH USED IN INVESTING ACTIVITIES                             (457,000)      (7,287)

FINANCING ACTIVITIES
     Dividends paid                                                        (128,504)         -0-
                                                                        -----------  -----------
         NET CASH USED IN FINANCING ACTIVITIES                             (128,504)         -0-

     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (92,151)     390,105

Cash and cash equivalents at beginning of period                          1,615,284      912,655
                                                                        -----------  -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,523,133  $ 1,302,760
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

Item 2.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

     Financial Condition

     A majority of the Registrant's assets are subject to two railroad operating leases dating to 1895 and 1939. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There was little change in liquidity, capital resources, or asset position from the end of the fiscal year 1994 to June 30, 1995. The Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the 1895 and 1939 Leases are not extended. The Registrant is negotiating for extension of the leases. (See Note B to the financial statements.) If the leases are not extended or if the Registrant is unable to negotiate other leases upon acceptable terms, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line. Risks of independent operation that would affect operating income and expenses would include the potential for diversion of overhead traffic by Norfolk Southern, loss of traffic to competitors, and unpredictable maintenance and labor expenses.

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

     For the first six months of 1995, $493,353 of net cash was provided by operating activities and was printing related to net income of $334,405, a decrease of rent receivable of $123,227, an increase in income taxes payable of $180,000 and an increase in unearned rental income of $40,661, which were partially offset by capitalized lease negotiation costs of $131,935 and decreased accrued expenses and accounts payable of $60,134.

     Investing activities resulted in a net use of cash of $457,000 as $730,000 of short-term investments were purchased and $273,000 matured during the period.

     Financing activities resulted in a net use of cash of $128,504 as dividends were paid during the period.

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

     Consulting fees increased from $2,369 for the second quarter of 1994 to $8,271 for the second quarter of 1995, and increased from $4,530 for the six month period ended June 30, 1994 to $22,922 for the same period ended June 30, 1995. The increases are attributable to increases in outside consultants' fees associated with the termination of the 1895 and 1939 Leases and negotiations with Norfolk Southern Railway. The Registrant expects to continue to incur substantial consultants' fees and other expenses in future periods at least until the resolution of all matters related to current and future leases or other transactions.

     Other expenses increased from $26,664 for the second quarter of 1994 to $33,260 for the second quarter of 1995, and increased from $45,270 for the six month period ended June 30, 1994 to $63,725 for the same period ended June 30, 1995. The increases in other expenses are attributable to increased office furniture and supplies expense.

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

     On December 7, 1993, the North Carolina Court of Appeals ruled against the defendants' appeal and against the Registrant's crossappeal. Norfolk Southern Railway then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. Norfolk Southern Railway then petitioned the United States Supreme Court for review. On June 12, 1995, the United States Supreme Court denied the petition, and the lawsuit will continue in Superior Court, Mecklenburg County, North Carolina.

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


                              NORTH CAROLINA RAILROAD COMPANY

DATE: November 9, 1995        /s/ John F. McNair III
     ----------------------   -------------------------------
                              John F. McNair III
                              President

DATE: November 9, 1995        /s/ Lynn T. McConnell
     ----------------------   -------------------------------
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer