Form 10-Q
period 1995-09-30
NORTH CAROLINA RAILROAD CO
filed 1995-11-14
CIK 813794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 30, 1995

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

         Common Stock, $.50 par Value--4,283,470 shares as of September 30, 1995.

The total number of pages contained in this document is 28 pages.

                                      INDEX

                         NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

             Balance Sheets - September 30, 1995 and
             December 31, 1994 . . . . . . . . . . . . . . . . .   3

         Statements of Income - Three months ended September 30, 1995 and September 30, 1994 and nine months ended
             September 30, 1995 and September 30, 1994 . . . . .   4

         Statements of Shareholders' Equity -
         Nine months ended September 30, 1995
         and September 30, 1994  . . . . . . . . . . . . . . .      5

             Statements of Cash Flows -
         Nine months ended September 30, 1995 and
             September 30, 1994  . . . . . . . . . . . . . . . . . 6

             Notes to financial statements -
         September 30, 1995  . . . . . . . . . . . . . . . . .     7

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . .     10


PART II. OTHER INFORMATION

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . .      19

Item 5.  Other Information . . . . . . . . . . . . . . . . .      22

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . .      23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .     24

                          BALANCE SHEETS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY



                                                                      September 30      December 31
                                                                         1995                1994
                                                                     -----------        ------------
ASSETS
      Cash and cash equivalents                                      $2,021,125         $ 1,615,284
      Short-term investments                                            473,000                 -0-
      Rent receivable                                                   255,919              246,030
      Interest receivable and other assets                               53,658               65,400
                                                                     -----------        ------------
           TOTAL CURRENT ASSETS                                       2,803,702           1,926,714

PROPERTIES
      Roadway and land--Note B                                        7,848,842           7,848,842
      Buildings and equipment                                           239,881             236,369
      Less accumulated depreciation                                    (297,768)           (292,395)
                                                                    ------------        ------------
                                                                      7,790,955           7,792,816
                                                                    ------------        ------------
OTHER ASSETS
      Lease negotiation costs                                            795,716             365,267
                                                                    ------------        ------------
                                                                    $11,390,373         $10,084,797
                                                                    ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
      Accrued expenses and accounts payable                          $  612,125          $  421,026
      Income taxes payable                                              204,477                 -0-
      Dividends payable                                                     -0-             128,504
      Unearned rental income                                             20,332                 -0-
                                                                     -----------         -----------
           TOTAL CURRENT LIABILITIES                                    836,934             549,530

DEFERRED INCOME TAXES                                                  1,222,251          1,214,451


SHAREHOLDERS' EQUITY
      Common stock, par value $0.50 per share--
     10,000,000 shares authorized, 4,283,470
        shares issued and outstanding                                 2,141,735           2,141,735
      Additional paid-in capital                                      3,588,455           3,588,455
      Retained earnings                                               3,600,998           2,590,626
                                                                     -----------        ------------
                                                                      9,331,188           8,320,816
                                                                     -----------        ------------
COMMITMENTS AND CONTINGENCIES--Note C
                                                                    $11,390,373         $10,084,797
                                                                     ===========        ============





See notes to financial statements.

                        STATEMENTS OF INCOME (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                   Three Months Ended                    Nine Months Ended
                                                        September 30                   September 30
                                                     1995        1994                     1995        1994
                                                  -----------------------           -----------------------
Revenues:
     Lease of roadway and land                  $  221,483      $  160,794        $  573,746      $  482,291
     Interest income                                29,143          22,240            81,077          61,299
     Dividend income                                 7,500          12,500           7,500            12,500
     Rental income                                   3,870             720             7,020           2,880
     Gain on sale of real estate                       -0-             -0-           473,956             -0-
     Other lease income                            691,246             -0-           691,246             -0-
     Other                                          13,520          24,001            77,769          65,875
                                                ----------      ----------        ----------      ----------
                                                   966,762         220,255         1,912,314         624,845

Expenses:
     Salaries and administrative                    81,155          66,380           198,656         196,647
     Professional fees                             104,488          78,888           274,107         212,177
     Insurance and taxes                            12,676          11,763            39,274          36,532
     Depreciation                                    1,791           2,061             5,373           5,916
     Consulting fees                                12,149          11,700            36,510          16,230
     Other                                          28,005          27,023            90,222          72,295
                                                ----------      ----------        ----------      ----------
                                                   240,264         197,815           644,142         539,797
                                                ----------      ----------        ----------      ----------
      INCOME BEFORE INCOME                         726,498          22,440         1,268,172          85,048
      TAXES


Income taxes:
     Current                                        48,000           5,830           250,000          11,660
     Deferred                                        2,600           2,600           7,800             7,800
                                                 ---------       ---------        ----------      ----------
                                                    50,600           8,430           257,800          19,460
                                                 ---------       ---------        ----------      ----------
      NET INCOME                                 $ 675,898      $   14,010        $1,010,372       $  65,588
                                                 =========      ==========        ==========      ==========

Earnings per share:                                $ 0.16          $ 0.00             $ 0.24          $ 0.02
                                                  ======           ======           ======            ======




See notes to financial statements.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                    Additional
                                       Common         Paid-In              Retained Earnings           Shareholders'
                                       Stock          Capital        Restricted       Unrestricted          Equity
                                   -----------     ------------      -----------      ------------    -- -----------
BALANCE AT JANUARY 1, 1994          $2,141,735       $3,588,455        $ 509,778        $2,102,207        $8,342,175

Net income                                                                12,907           52,681            65,588
                                   -----------     ------------      -----------      ------------      ------------

BALANCE AT SEPTEMBER 30, 1994       $2,141,735       $3,588,455       $  522,685        $2,154,888        $8,407,763
                                   ===========     ============      ===========       ===========       ===========


BALANCE AT JANUARY 1, 1995          $2,141,735       $3,588,455        $     -0-        $2,590,626        $8,320,816

Net income                                                                   -0-        1,010,372         1,010,372
                                   -----------     ------------      -----------       -----------       -----------

BALANCE AT SEPTEMBER 30, 1995       $2,141,735      $3,588,455         $     -0-        $3,600,998        $9,331,188
                                   ===========     ============      ===========       ===========       ===========




See notes to financial statements.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY



                                                                                                     Nine Months Ended
                                                                                                      September 30
                                                                                               1995             1994
                                                                                            ---------------------------

OPERATING ACTIVITIES
     Net income                                                                           $1,010,372       $   65,588
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Deferred income taxes                                                                  7,800            7,800
        Depreciation                                                                           5,373            5,916
        Lease negotiation costs                                                             (430,449)            -0-
        Change in operating assets and liabilities:
          Rent receivable                                                                      (9,889)         125,431
          Interest receivable and other assets                                                11,742           (31,085)
        Income taxes recoverable                                                                 -0-             9,517
          Accrued expenses and accounts payable                                              191,099           76,204
        Income taxes payable                                                                 204,477              -0-
          Unearned rental income                                                              20,332           20,342
                                                                                           ----------       ----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,010,857          279,713

INVESTING ACTIVITIES
     Increase in restricted assets                                                               -0-           (12,907)
     Purchase of equipment                                                                     (3,512)          (1,487)
     Purchase of short-term investments                                                    (1,453,000)        (200,000)
     Maturities of short-term investments                                                    980,000              -0-
                                                                                          -----------        ---------
         NET CASH USED IN INVESTING ACTIVITIES                                               (476,512)        (214,394)

FINANCING ACTIVITIES
     Dividends paid                                                                          (128,504)            -0-
                                                                                          -----------        ---------
         NET CASH USED IN FINANCING ACTIVITIES                                               (128,504)            -0-

     INCREASE IN CASH AND CASH EQUIVALENTS                                                   405,841           65,319

Cash and cash equivalents at beginning of period                                           1,615,284          912,655
                                                                                          -----------      -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $2,021,125       $  977,974
                                                                                          ===========      ===========



See notes to financial statements.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                               September 30, 1995

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

     Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

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

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in high quality commercial paper, U. S. Treasury Bills, and certificates of deposit with original maturities of three months or less.

     SHORT-TERM INVESTMENTS: Short term investments include investments in high quality commercial paper and U.S. Treasury bills with maturities within one year of the balance sheet date. These investments are held-to-maturity and are carried at cost, which approximates market.

                         NORTH CAROLINA RAILROAD COMPANY


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     The first lease to Norfolk Southern Railway dated August 16, 1895 (the "1895 Lease")is a lease of roadway, land and other property. The 1895 Lease provided for an annual rental of $286,000, and an expiration date of January 1, 1995. Under the terms of the 1895 Lease, all income, property and franchise taxes are paid by the lessee.

     The Company leased additional roadway and land to AECR (the "1939 Lease") under the terms of a lease dated August 30, 1939 between Atlantic and North Carolina Railroad Company and AECR. The 1939 Lease was amended on August 29, 1954, and provided for an expiration date of December 31, 1994. The lessee is responsible for all state and federal taxes imposed upon the lessee on account of the operation of the railroad. The lessor is responsible for certain ad valorem property taxes, income taxes assessed against it, and payroll taxes on account of its employees. Under the terms of this lease, AECR pays an annual fixed lease rental of $60,500 plus annual excess lease rentals based upon operating revenues in excess of $475,000.

     Rentals under the 1895 Lease and 1939 Lease have continued since their dates of expiration during negotiations over the terms of a definitive agreement to extend the 1895 and 1939 Leases. The Company and its lessees, Norfolk Southern Railway and AECR, have approved definitive terms of an agreement to extend the 1895 Lease and 1939 Lease (the "Lease Extension Agreement"), subject to shareholder and other approvals. The Lease Extension Agreement, if approved, provides for rental payments retroactive to the expiration dates of the 1895 and 1939 Leases, and will take into account the differences between the rentals paid since January 1, 1995 under the 1895 and 1939 Leases, and the increased rental under the Lease Extension Agreement.

     The second lease to Norfolk Southern Railway ("1968 Lease") expires on December 31, 2067, and provides for an annual rental of $81,319 through December 31, 2017 for certain properties in Charlotte, North Carolina. Beginning on January 1, 2018, 6% of the appraised value of the property will be the annual rental for the remaining term of the 1968 Lease. Under the terms of the 1968 Lease, all taxes connected with the property, except income taxes, are paid by the lessee. The 1968 Lease would not be affected by the Lease Extension Agreement.

                         NORTH CAROLINA RAILROAD COMPANY


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

     On December 10, 1991, the Registrant initiated a lawsuit in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte and Norfolk Southern Railway have breached contract obligations and obligations based on real property rights to the Registrant. The litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. On December 7, 1993, the North Carolina Court of Appeals ruled against the defendants' appeal and against the Registrant's cross-appeal. Norfolk Southern Railway then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. Norfolk Southern Railway then petitioned the United States Supreme Court for review. On June 12, 1995, the United States Supreme Court denied the petition, and the lawsuit will continue in Superior Court, Mecklenburg County, North Carolina. The Company is engaging in negotiations to settle the litigation, but there can be no assurance of any settlement or the terms of any such settlement.

^
Item 2.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

     Financial Condition

     A majority of the Registrant's assets are subject to two railroad operating leases dating to 1895 and 1939. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There was little change in capital resources or asset position from the end of the fiscal year 1994 to September 30, 1995. The Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the 1895 and 1939 Leases are not extended. (See Note B to the financial statements.)

     On August 10, 1995, the Board of Directors of the Registrant approved a Lease Extension Agreement in the form attached as an exhibit to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 18, 1995 (the "Lease Extension"). On August 24, 1995, the Board of Directors of Norfolk Southern Railway Company and Atlantic and East Carolina Railway Company (a wholly owned subsidiary of Norfolk Southern Railway Company) ("Norfolk Southern"), approved the Lease Extension. The Lease Extension will not be effective until certain conditions occur, but upon the occurrence of such conditions effectiveness shall be retroactive to January 1, 1995. The Registrant and Norfolk Southern have entered into a written agreement whereby Norfolk Southern will pay to the Registrant the amount of the personal property settlement ($5,000,000) within five business days of December 1, 1995, notwithstanding the approval status of the Lease Extension Agreement, in order to promote the Registrant's ability to qualify for Real Estate Investment Trust status at the earliest possible date. The Lease Extension has been executed by the Registrant the the lessees, and is being held in escrow by a third party pursuant to an escrow agreement until all of the conditions to effectiveness have been met.

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

  The Registrant does not foresee any need for funds during 1995 which cannot be met primarily from its income from leases or in part from available cash in the regular course of business, except that (1) in the event the Lease Extension is not approved and the Registrant and Norfolk Southern litigate issues before the Interstate Commerce Commission ("ICC"), claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance part of the litigation expenses, and (2) if the Registrant qualifies as a Real Estate Investment Trust ("REIT") for income tax purposes, the Registrant may be required to finance a portion of accumulated earnings and profits required to be distributed to the Registrant's shareholders in the first year of REIT status.

     The Registrant's liquidity (cash and short-term investments) improved from $1,615,284 at December 31, 1994 to $2,494,125 at September 30, 1995. Short-term investments in high quality commercial paper and U. S. Treasury Bills of $473,000 are classified as held-to-maturity, and will mature within the first six months of 1996. The Registrant's cash and cash equivalents increased by $405,841 from December 31, 1994 to $2,021,125 at September 30, 1995.

     For the nine month period ended September 30, 1995, $1,010,857 of net cash was provided by operating activities and was primarily related to net income of $1,010,372, an increase in accrued expenses and accounts payable of $191,099, income taxes payable of $204,477, and unearned rental income of $20,332, which were partially offset by capitalized lease negotiation costs of $430,449.

     Investing activities resulted in a net use of cash of $476,512 as $1,453,000 of short-term investments were purchased and $980,000 matured during the period.

     Financing activities resulted in a net use of cash of $128,504 as dividends were paid during the period.

     Results of Operations

     Results of operations for the period covered hereby reflect rental payments to the Registrant pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continues the rental and other terms of the Leases. The terms of the Lease Extension, if approved, will take into account the difference between the rental under the Leases and the increased rental.

     Total revenues increased from $220,255 for the third quarter of 1994 as compared to $966,762 for the third quarter of 1995, and increased from $624,845 for the nine month period ended September 30, 1994 to $1,912,314 for the same period ended September 30, 1995.

     Revenues from leases of roadway and land increased from $160,794 for the three month period ended September 30, 1994 to $221,483 for the same period ended September 30, 1995 and increased from $482,291 for the nine month period ended September 30, 1994 to $573,746 for the same period ended September 30, 1995. The increases in revenues from leases of roadway and land were attributable to (i) additional rental in the amount of $52,914 under the 1939 Lease for the period 1991-1994 as a result of initiation of an audit by the Registrant of rentals paid by AECR in the third quarter and (ii) estimated increases in excess rental revenues from the 1939 Lease. The 1939 Lease rental estimate is based upon AECR previous quarter's billed traffic, plus or minus adjustments to actual revenues as the amounts are determined during the year. AECR revenue estimates are furnished by Norfolk Southern Corporation. See Note B to the financial statements.

     Interest income increased from $22,240 for the three month period ended September 30, 1994 to $29,143 for the same period ended September 30, 1995, and increased from $61,299 for the nine month period ended September 30, 1994 to $81,077 for the same period ended September 30, 1995. The increases in interest income are attributable to increases in levels of invested cash and short-term investments.

     There were no gains on sale of real estate for the three month period ended September 30, 1994, the same period ended September 30, 1995, or the nine month period ended September 30, 1994. During the nine month period ended September 30, 1995, the Registrant sold approximately 16 acres of land in Johnston County, North Carolina, recognizing a gain of $473,956.

     Other lease income represents the settlement of a claim for a lump sum tax benefit payment which was due upon the expiration of the 1895 Lease from Norfolk Southern Railway pursuant to a 1982 tax benefit agreement between the Registrant and Norfolk Southern

Railway. Under the terms of the settlement agreement, the Registrant received a lump sum payment in the amount of $691,246. Norfolk Southern Railway has agreed to reimburse the Registrant for any income taxes owed by the Registrant on the lump sum payment, and accordingly the Registrant has not provided for income taxes related to the receipt of the settlement.

     Other income decreased from $24,001 for the three month period ended September 30, 1994 to $13,520 for the same period ended September 30, 1995, and increased from $65,875 for the nine month period ended September 30, 1994 to $77,769 for the same period ended September 30, 1995. The overall increase was primarily attributable to a sale of stock of the State University Railroad Company in the amount of $30,000, which was partially offset by decreased property settlement fees.

     Salary and administrative expenses increased from $66,380 for the third quarter of 1994 as compared to $81,155 for the third quarter of 1995, and remained constant at $196,647 for the nine month period ended September 30, 1994 as compared to $198,656 for the same period ended September 30, 1995. The increase was primarily attributable to increased salaries and employee benefit costs, which were offset in part by a decrease in directors' fees and expenses.

     Professional fees increased from $78,888 for the third quarter of 1994 to $104,488 for the third quarter of 1995, and increased from $212,177 for the nine month period ended September 30, 1994 to $274,107 for the same period ended September 30, 1995. The increases in professional fees are attributable to increases in fees and expenses associated with the Registrant's renegotiation of its leases with Norfolk Southern, attorneys' fees in litigation matters, and evaluation of REIT qualification. The Registrant expects to continue to incur substantially greater professional and investment banking fees and expenses in future periods until resolution of matters related to current and future leases or other transactions. The majority of such fees are currently being capitalized for income tax purposes.

     Insurance and taxes remained constant at $11,763 for the third quarter of 1994 as compared to $12,676 for the third quarter of 1995, and were $36,532 for the nine month period ended September 30, 1994 as compared to $39,274 for the same period ended September 30, 1995. The Registrant expects to incur higher property tax expense in future periods for properties excluded from the Lease Extension for separate management by the Registrant.

     Consulting fees increased from $11,700 for the third quarter of 1994 to $12,149 for the third quarter of 1995, and increased from $16,230 for the nine month period ended September 30, 1994 to $36,510 for the same period ended September 30, 1995. The increases are attributable to increases in outside consultants' fees associated with the termination of the 1895 and 1939 Leases and negotiations with Norfolk Southern Railway. The Registrant expects to continue to incur substantial consultants' fees and other expenses in future periods at least until the resolution of all matters related to current and future leases or other transactions.

     Other expenses increased slightly from $27,023 for the third quarter of 1994 to $28,005 for the third quarter of 1995, and increased from $72,295 for the nine month period ended September 30, 1994 to $90,222 for the same period ended September 30, 1995. The increases in other expenses are primarily attributable to increased supplies expense.

     Current income taxes increased from $5,830 for the third quarter of 1994 to $48,000 the third quarter of 1995, and increased from $11,660 for the nine month period ended September 30, 1994 as compared to $250,000 for the same period ended September 30, 1995. The increases are attributable to gains on the sale of real estate and an increase in lease revenue during the second and third quarters, of which the Registrant is responsible for related income taxes. Deferred income taxes remained constant at $2,600 for the third quarter of 1994 as compared to the third quarter of 1995 and remained constant at $7,800 for the nine month period ended September 30, 1994 as compared to the same period ended September 30, 1995. Under the 1895 Lease, all taxes attributable to the 1895 Lease, including income taxes, are paid by Norfolk Southern Railway as lessee.

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

     The Lease Extension contains extensive provisions governing the rights and obligations of the parties for various environmental liabilities and expenses. The Lease Extension will not be effective until certain conditions occur. (See
Item 2 above.) The Lease Extension does not affect the responsibility of the Registrant with respect to the Peele Site.

     Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses. The Registrant's primary sources of revenue, rental from the 1895 Lease and 1939 Lease, increase only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease, which are based on a percentage of the lessee's operating revenues. Revenues from the 1895 Lease do not increase or decrease with changes in the inflation rate. The Registrant expects to offset any negative effects of inflation not offset by increased excess rental payments by controlling current expenses. The Lease Extension contains an inflation adjustment provision (See Item 2 above.)

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

The Registrant is engaging in negotiations to settle the litigation, but there can be no assurance of any settlement or the terms of any such settlement.

     Shareholder Litigation

     Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. Information about the actions has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On March 30, 1995, the court consolidated the actions into one proceeding. The Registrant, along with the co-defendants filed motions to dismiss or stay the actions. On October 18, 1995, the court denied the motions to dismiss, granted the motions to stay the proceeding until such time as the shareholders have voted on the Lease Extension, and granted a motion by the plaintiffs for leave to supplement their pleadings. The Registrant will oppose the actions brought by the plaintiffs to the extent the actions seek to enjoin any lease arrangement or seek recovery against the Registrant or seek any remedy against the best interests of Registrant or its shareholders.

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

     Under the NCBCA, a corporation is permitted to indemnify a director who conducted himself in good faith and reasonably believed: (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the best interest of the corporation and (ii) in all other cases, that his conduct was at least not opposed to the corporation's best interest. In the case of any criminal proceeding, the director must not have had any reasonable cause to believe his conduct was unlawful. In any proceeding by or in the right of a corporation (such as the shareholder derivative actions described herein), a corporation may not voluntarily indemnify a director if the director is adjudged liable to the corporation. In addition, a corporation may not indemnify a director if the director is adjudged liable on the basis that personal benefit was improperly received by him. Where a proceeding is by or in the right of a corporation, indemnification of a director is limited to reasonable expenses if the proceeding is concluded without a final adjudication on the issue of liability. The NCBCA permits an advance for expenses incurred by a director in defending a proceeding. The expenses may be paid by a corporation in advance of the final disposition of the legal action, upon receipt of an undertaking by or on behalf of the director to repay such amounts unless it is ultimately determined that he is entitled to be indemnified by the corporation against such expenses. The Directors of the NCRR who have executed such undertaking are receiving advances for expenses incurred in defending the actions brought against them in connection with the Lease Extension Agreement. Additionally, the NCBCA provides that a corporation may purchase and maintain insurance on behalf of a director of the corporation against any liability asserted against or incurred by him in that capacity or arising from his status as a director. The NCRR has an insurance policy that covers the NCRR against the indemnification liability of the NCRR to its directors. The policy has a aggregate limit of $5 million and a $75,000 retention per occurrence. The NCRR's liability exposure to its Directors will, therefore, not be material, unless (i) the Directors satisfy the requirements for being indemnified as described above and (ii) the indemnified liabilities and expenses exceed the NCRR's insurance coverage. The NCRR is unable to determine this early in the legal proceedings whether of the foregoing conditions will occur.

Item 5.  Other Information

     On June 30, 1995, statutory authorization of the Railroad Advisory Commission terminated. The Railroad Advisory Commission was authorized by the General Assembly of North Carolina in 1991. Information about the Railroad Advisory Commission has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission.

     Over the past several years, certain shareholders have met with representatives of the State of North Carolina ("State") to discuss a sale or reorganization of the Registrant and the Registrant has been advised by the State that a buy-out or reorganization is being evaluated along with other options, but the Registrant is not aware of the seriousness of such discussions or whether the State will decide to pursue such a transaction. Although certain State officials have discussed in public a buy-out of the other shareholders as being in the interest of the State, other officials have also indicated that it may be in the State's interest to sell all or part of its stock. As the Registrant does not control the State, the Registrant has indicated to shareholders who have proposed such a sale or reorganization that they discuss the matter with the State. The Registrant is not aware of any decision by the State to buy-out the other shareholders and is not aware of what legislative or other government approvals would be required for such a transaction.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Exhibits to this report are listed in the accompanying Index to Exhibits.

         (b)  Reports on Form 8-K

              On August 18, 1995, the Registrant filed a Form 8-K dated August 10, 1995 reporting Item 5, Other Events, with regard to reaching a definitive agreement with Norfolk Southern regarding extension of two leases.

              On September 18, 1995, the Registrant filed a Form 8-K dated August 24, 1995 reporting Item 5, Other Events, with regard to shareholder approval requirements of the Lease Extension.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTH CAROLINA RAILROAD COMPANY

DATE: November 14, 1995       /s/ John F. McNair, III
                              John F. McNair, III
                              President

DATE: November 14, 1995       /s/ Lynn T. McConnell
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                        Description

10.1 Lease Extension Agreement to be effective as of January 1, 1995 between North Carolina Railroad Company, Norfolk Southern Railway Company and Atlantic and East Carolina Railway Company, filed as Exhibit (c)(1) to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 18, 1995, which is incorporated by reference herein.

10.2 Lease dated August 16, 1895 between the Registrant and Southern Railway Company, filed as Exhibit 3 (a) to the Registrant's Form 10 filed with the Securities and Exchange Commission on April 27, 1987, which is incorporated by reference herein.

10.3 Lease dated August 30, 1939 between the Atlantic and North Carolina Railroad Company and Atlantic and East Carolina Railway Company, filed as Exhibit 28 (h) to the Registrant's Form S-4 filed with the Securities and Exchange Commission on July 20, 1989, which is incorporated by reference herein.

10.4 Letter Agreement between the Registrant and Norfolk Southern dated August 10, 1995, incorporated by reference herein.

10.5 Escrow Agreement between the Registrant and Norfolk Southern dated September 29, 1995, incorporated by reference herein.