Form 10-K
period 1995-12-31
NORTH CAROLINA RAILROAD CO
filed 1996-03-28
CIK 813794

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended December 31, 1995.
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the transition period from _____________  to ______________

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
     Yes   X         No
        -------         -------
     The total number of pages contained in this document is 57 pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                        [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $24,604,220 (based on last average bid price of $23.25 per share of Registrant's Common
Stock on March 18, 1996).

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 18, 1996, is as follows:

                                            Outstanding as of
                Class                         March 18, 1996

  Common Stock (par value $.50)                4,283,470


     Documents Incorporated by Reference.  None.

                             TABLE OF CONTENTS


            ITEM                                                        Page

Part 1      1. Business. . . . . . . . . . . . . . . . . . . . . . . . . .4

            2. Properties. . . . . . . . . . . . . . . . . . . . . . . . 14

            3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 15

            4. Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . . . . . . 18

Part II     5. Market for Registrant's Common Stock and
                 Related Stockholder Matters . . . . . . . . . . . . . . 20

            6. Selected Financial Data . . . . . . . . . . . . . . . . . 21

            7. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . . . . . . 22

            8. Financial Statements and Supplementary Data . . . . . . . 28

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . . . . . 29

Part III   10. Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . . . . . . 29

           11. Executive Compensation. . . . . . . . . . . . . . . . . . 32

           12. Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . . . 34

           13. Certain Relationships and Related
                 Transactions. . . . . . . . . . . . . . . . . . . . . . 37

Part IV    14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . . 37

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

                                  PART I

Item 1.  Business

General

     The North Carolina Railroad Company (the "Registrant") was incorporated in 1849 in the State of North Carolina. The Registrant owns approximately 317 miles of continuous railroad line running from Charlotte, North Carolina to Morehead City, North Carolina. The Registrant has one office located at 234 Fayetteville Street Mall, Raleigh, North Carolina (27602) and three full time employees.

Background of Railroad Leases

     The Registrant conducted railroad operations beginning in 1856. In 1871, the Registrant leased substantially all of its assets to the Richmond & Danville Railroad Company, a predecessor of Southern Railway Company, for a term of thirty years. In 1895, the Registrant leased substantially all of its assets to Southern Railway Company, now known as Norfolk Southern Railway Company ("NSR"), for ninety-nine years (the "1895 Lease"). In 1989, the Registrant acquired the Atlantic and North Carolina Railroad Company, the assets of which were subject to a lease dating to 1939 with the Atlantic & East Carolina Railway Company ("AECR"), a wholly-owned subsidiary of Norfolk Southern Railway Company (the "1939 Lease"). NSR and AECR are hereinafter referred to as "Norfolk Southern." Information about the 1895 and 1939 Leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission ("Commission").

     The terms of the 1895 Lease and 1939 Lease provided for expiration on January 1, 1995 and December 31, 1994, respectively, and did not require either the Registrant or Norfolk Southern to renew the leases. However, Norfolk Southern's operation of the Registrant's railroad line may not be discontinued unless discontinuance is authorized by the Surface Transportation Board of the United States Department of Transportation ("STB"), the successor agency to the Interstate Commerce Commission ("ICC"). Neither the Registrant nor Norfolk Southern have sought regulatory authority for discontinuance of service by Norfolk Southern (see "Regulatory Matters," below), and Norfolk Southern is continuing to operate the Registrant's railroad line under the circumstances described below.

     During the fourth quarter of 1994, the Registrant and Norfolk Southern reached tentative agreement on the primary terms of a long term agreement to extend the 1895 and 1939 Leases. However, a definitive agreement had not been reached as of the expiration dates of the 1895 and 1939 Leases at the end of 1994, and the Registrant and Norfolk Southern entered into a temporary arrangement to continue the rental and other terms of the 1895 and 1939 Leases beginning in 1995. During 1995, Norfolk Southern continued to make rental payments under the terms of the 1895 and 1939 Leases.

Lease Extension Agreement

      On August 10, 1995, the Board of Directors of the Registrant approved a Lease Extension Agreement in the form attached as an exhibit hereto (the "Lease Extension"). The Lease Extension extends the terms of the 1895 Lease and the 1939 Lease, and its effectiveness is retroactive to January 1, 1995. On August 24, 1995, the Board of Directors of NSR and the Board of Directors of AECR approved the Lease Extension.

     Conditions to effectiveness of the Lease Extension were as follows: (i) approval or exemption from approval from the ICC or any successor entity, (ii) obtaining all required governmental and corporate approvals and (iii) the expiration or termination of any existing court-ordered injunctions. The Board of Directors of the Registrant, pursuant to North Carolina law, voted to condition approval of the Lease Extension upon a majority of the votes cast at the meeting in person or by proxy held by shareholders other than the State of North Carolina. In a decision effective December 22, 1995, the ICC exempted the Lease Extension from the prior approval requirements of the Interstate Commerce Act. On December 22, 1995, the Governor and Council of State of the State of North Carolina approved the Lease Extension Agreement pursuant to North Carolina law. On December 15, 1995, the shareholders of the Registrant voted to approve the Lease Extension. However, a shareholder has commenced a legal action challenging the validity of shareholder approval. See Item 4, Submission of Matters to Vote of Security Holders, regarding shareholder approval of the Lease Extension. Other shareholder derivative litigation seeking to enjoin the Lease Extension is also pending. See Item 3, Legal Proceedings, for a description of the actions.

     The Lease Extension, which has been executed by the Registrant and Norfolk Southern, is being held in escrow by a third party pursuant to an escrow agreement. The escrow agreement provides for the Escrow Agent to retain the original execution copies of the Lease Extension until the Escrow Agent receives satisfactory evidence that either (i) all remaining approvals of the Lease Extension have been received, or (ii) the remaining approvals cannot be obtained. If neither of these events occurs by March 31, 1997, the escrow agreement makes provision for further disposition or destruction of the original execution copies of the Lease Extension. As a result of the shareholder action challenging the validity of shareholder approval, neither the Registrant nor Norfolk Southern has made demand to the Escrow Agent to release the Lease Extension documents, and the Registrant has not indicated to Norfolk

Southern that it considers the Lease Extension to be effective.

     Notwithstanding Norfolk Southern's knowledge of the shareholder derivative actions challenging approval of the Lease Extension and the Registrant's failure to confirm the effectiveness of the Lease Extension, on December 28, 1995 Norfolk Southern paid the Registrant approximately $7.8 million, which, along with other amounts paid by Norfolk Southern in 1995, is the amount that would have been owed to the Registrant under the terms of the Lease Extension had the Lease Extension become retroactively effective as of January 1, 1995. During 1996 to date, Norfolk Southern has continued to make monthly payments to the Registrant in amounts that would be due if the Lease Extension is effective. The Registrant has not returned such payments to Norfolk Southern, but has not indicated to Norfolk Southern that the Lease Extension is effective. If the December 15, 1995 approval by the shareholders of the Registrant of the Lease Extension is determined to be invalid, it is the intention of the Registrant to retain any payments made by Norfolk Southern to the Registrant as payment for use of the assets of the Registrant since the beginning of 1995 or for other claims the Registrant may have under the 1895 and 1939 Leases. The Registrant may also seek payment of additional amounts for use of the Registrant's assets by Norfolk Southern and other claims.
The Registrant does not know what position Norfolk Southern would take with respect to payments made to the Registrant, but Norfolk Southern's position could include a claim against the Registrant seeking recovery of such payments from the Registrant. In such event, the Registrant intends both to aggressively defend any legal action Norfolk Southern may bring and to assert other claims of the Registrant against Norfolk Southern. See "Alternatives to Lease Extension" below regarding alternatives in the event shareholder approval of the Lease Extension is invalidated or if the Lease Extension is enjoined.

     The Lease Extension provides for Norfolk Southern to make a one-time settlement payment of $5 million, plus interest, to the Registrant in exchange for the Registrant's release of Norfolk
Southern from certain contractual obligations relating to certain personal property upon expiration of the 1895 Lease and 1939 Lease. The Registrant and Norfolk Southern entered into an agreement dated August 10, 1995, whereby the settlement payment was made in early December
1995 in order to facilitate the Registrant seeking Real Estate
Investment Trust ("REIT") status at the earliest practicable date. The Registrant is seeking a ruling from the Internal
Revenue Service as to the effect of the payment with respect to the timing of the Registrant's REIT election, but the Registrant has not yet received such ruling. The Lease Extension does not waive or otherwise affect any claims of the Registrant to railroad yards or other such property or facilities, but provides that such claims are postponed until the termination of the Lease
Extension and any renewal pursuant to its terms.

     Set forth below is a summary of some of the material terms of the Lease Extension, which summary should be read in conjunction with the complete terms of the Lease Extension.

(1) The base annual rental under the Lease Extension is eight million dollars ($8,000,000) for the period from January 1, 1995 through December 31, 1995.

(2) Annual base rent for 1996 and each year thereafter will be adjusted each year to account for inflation during the preceding calendar year according to the implicit price deflator for the gross domestic product (IPD-
     GDP). In no event, however, will the base annual rental for any calendar year be less than eight million dollars ($8,000,000). The base rent adjustment in any year cannot exceed the sum of: (i) four (4%) percent of the base rent for the preceding year, plus (ii) seventy-five (75%) percent of the IPD-GDP in excess of four (4%) percent. There is a one-year delay in application of the IPD-GDP. For example, adjustment of 1995 rental payments to determine 1996 rental payments is based upon the IPD-GDP for 1994.

(3)  The Leases are extended for an initial term of thirty
     (30) years, through December 31, 2024 and are extendable for an additional twenty (20) years at the option of Norfolk Southern. Exercise of the twenty-year extension option requires that Norfolk Southern pay to the Registrant an option fee equal to the lesser of (i) twenty-five (25%) percent of the base rent in effect during the year prior to Norfolk Southern giving notice to exercise its extension option or (ii) $5 million. If the extension option is exercised by Norfolk Southern, the Registrant expects to recognize the renewal fee ratably over the 20-year lease renewal term.

(4) 317 miles of railroad property (including the railroad right of way and certain improvements to yard areas and other structures situated adjacent to, under or along the lines) located between Morehead City and Charlotte, North Carolina, are covered by the Lease Extension.
     The Registrant has the right, however, to have certain properties outside the right of way not used in operating a railroad released from the 1895 and 1939 Leases. Norfolk Southern's rental payments will not be reduced if the Registrant exercises this right. The Registrant intends to exercise its right to have released from the Leases those properties it determines have income-generating potential in excess of projected expenses. The Registrant estimates these properties currently are producing less than $100,000 of annual lease income. The Registrant will determine which properties it will seek to have released after evaluating potential environmental liability and other relevant factors.

(5) Norfolk Southern is required to pay to the Registrant seventy-five (75%) of any revenues (in excess of de minimis amounts) obtained by Norfolk Southern for longitudinal leases and licenses granted by Norfolk
     Southern to third parties for certain fiber optic and other uses.

(6) The Lease Extension contains extensive provisions governing the rights and obligations of the parties for various environmental liabilities and expenses.

(7) Norfolk Southern is required to pay the expenses to maintain and operate the leased railroad lines and facilities, to fulfill all railroad common carrier duties pertaining to the leased railroad lines and to indemnify the Registrant from certain liability claims by third parties.

     Except as modified or supplemented by the Lease Extension, the terms of the 1895 and 1939 Leases continue in full force and effect.

     Norfolk Southern beneficially owns 113,855 shares of the common stock of the Registrant, which represents an ownership interest of 2.7% of the Registrant.

Real Estate Investment Trust Election

     On August 10, 1995, the Board of Directors of the Registrant voted to cause the Registrant to elect REIT status for income tax purposes, in connection with the Lease Extension. If the Registrant qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Registrant received an opinion of counsel that the Registrant can qualify as a REIT based upon the effectiveness and terms of the Lease Extension. However, the Registrant is seeking a ruling from the Internal Revenue Service ("I.R.S.") as to the effect of the $5 million one-time settlement payment with respect to the timing of the Registrant's REIT election, but the Registrant has not yet received such ruling. In addition, certain shareholder litigation could enjoin, delay, or otherwise affect the effectiveness of the Lease Extension, the terms of the Lease Extension, or the timing or amount of shareholder distributions. In that event, the litigation may delay or even cause the Registrant to be unable to qualify for REIT status, which would substantially decrease the after-tax net income available for distribution to shareholders of the Registrant. See Item 3, Legal Proceedings, for a description of the shareholder litigation.

     In order to be taxed as a REIT, the Registrant is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount at least equal to (a) the sum of
(i) 95% of the Registrant's "REIT taxable income" (computed without regard to the dividends-paid deduction and the Registrant's capital gain) and (ii) 95% of the net income, if any, from foreclosure property in excess of the special tax on income from foreclosure property, minus (b) the sum of certain items of non-cash income. Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Registrant timely files its Federal income tax return for such year and if paid on or before the first regular dividend payment after such declaration. Even if the Registrant satisfies the foregoing distribution requirements, to the extent that the Registrant should fail to distribute during each calendar year at least the sum of (a) 85% of its ordinary income for that year, (b) 95% of its capital gain net income for that year and (c) any undistributed taxable income from prior periods, the Registrant would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Under certain circumstances, the Registrant may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Registrant's deduction for dividends paid for the earlier year. Thus, the Registrant may be able to avoid being taxed on amounts distributed as deficiency dividends. The Registrant will, however, be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

     Due to the uncertainty over the effectiveness of the Lease Extension caused by the shareholder derivative actions challenging the validity of shareholder approval of the Lease Extension, the Registrant has determined to delay a decision as to whether to elect REIT status for its 1995 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may make an election to be taxed as a REIT for 1995. The Registrant believes it may be able to qualify for 1995. If the Lease Extension is invalidated, the Registrant does not know whether its income, if any, for 1996 and later years will qualify the Registrant for REIT status for taxable years after 1995. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made. Accordingly, the Registrant will evaluate the tax benefits to be gained by electing REIT tax status for 1995 compared to the possible detriment to the Registrant if the Registrant is disqualified from REIT tax status for four subsequent taxable years. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. There can be no assurance that the Registrant can qualify for REIT status for 1995 or later years. (See Note B to the financial statements regarding pro forma information in the event the Registrant qualifies for REIT status for 1995.)

     To ensure that the decision about electing REIT tax status for 1995 is made with the most reliable information available under the circumstances, the Registrant has filed applications for an extension of the time to file its tax returns for tax year 1995 until September 15, 1996. On or before that date, the Registrant will evaluate all relevant factors in determining whether to make a REIT election for its 1995 taxable year. Such factors will include, for example, the status of the shareholder derivative actions, any discussions with Norfolk Southern about the Lease Extension, alternatives to the Lease Extension, advice from the Registrant's professional advisers about the feasibility of qualifying for REIT tax status if the Lease Extension does not become effective, and the tax consequences of the Registrant electing REIT status for 1995, but failing to qualify as a REIT for 1996, 1997 or later years.

     If the Registrant makes a REIT election for its 1995 taxable year, by delaying certain distributions of 1995 income past January 31, 1996, the Registrant would incur a Federal excise tax liability of approximately $315,000 for 1995. If the Registrant does not elect REIT tax status for 1995, the Registrant would incur an additional 1995 income tax liability of approximately $3 million, in addition to income tax liability of approximately $2 million attributable primarily to taxes on the $5 million property settlement payment. Under the original terms of the 1895 Lease, which pursuant to a temporary arrangement between the Registrant and Norfolk Southern are applicable to Norfolk Southern's continued operation after the end of 1994, all taxes, including income taxes of the Registrant attributable to the Lease, were the responsibility of Norfolk Southern as lessee. It is unclear at this time, however, how such a temporary arrangement would be interpreted by the courts with respect to tax liability reimbursement.

Alternatives to the Lease Extension Agreement

     In light of the uncertainty about the status of the Lease Extension and the need to make an informed decision regarding electing REIT tax status for 1995 and later years, the Registrant is evaluating its strategic goals and the alternatives available to achieve such goals. Alternatives under consideration by the Registrant include resubmitting the Lease Extension for approval by the shareholders of the Registrant, seeking to negotiate with Norfolk Southern terms more favorable to the Registrant than those afforded by the Lease Extension submitted to the shareholders in December 1995, litigation against Norfolk Southern, leasing all or part of its properties to one or more independent railroad operators, or operating all or part of its properties as an independent railroad. Prior to approval of the Lease Extension, the Registrant evaluated many of the foregoing alternatives. For example, the Registrant and its financial advisors attempted to interest alternative lessees/operators in its railroad properties. Such efforts did not produce a satisfactory alternative to the Lease Extension.

     The Registrant has not determined whether to pursue any of these alternatives, but depending upon future circumstances the Registrant may decide to pursue one or more or a combination of such alternatives. The Registrant also may solicit shareholders opinions about these or other alternatives. Over the past several years, certain shareholders have met with representatives of the State of North Carolina ("State") to discuss a sale or reorganization of the Registrant and the Registrant has been advised by the State that a buy-out or reorganization is being evaluated along with other options, but the Registrant is not aware of the seriousness of such discussions or whether the State will decide to pursue such a transaction. Although certain State officials have discussed in public a buy-out of the other shareholders as being in the interest of the State, other officials have also indicated that it may be in the State's interest to sell all or part of its stock. The Registrant is not aware of any decision by the State to buy-out the other shareholders and is not aware of what legislative or other government approvals would be required for such a transaction.

     Under the Lease Extension discussed above, Norfolk Southern would continue to assume maintenance, capital improvement, and common carrier obligations with respect to the leased properties, as is the case under the 1895 and 1939 Leases. The Registrant has been advised by its ICC/STB counsel that it may have a residual common carrier duty if Norfolk Southern were to discontinue railroad service. If the Registrant were to operate the railroad lines itself, the Registrant anticipates that it would have to incur substantial capital expenditures. See Item 7, Registrant's Discussion and Analysis of Financial Condition and Results of Operation, below.

     If the Registrant operates its railroad lines, it would not be eligible to seek qualification as a REIT for income tax purposes, but instead would be treated as an operating railroad for income tax purposes, in which event ordinary corporate income tax treatment would apply to the Registrant. See "Real Estate Investment Trust Election" above regarding a failure of the

Registrant to qualify for REIT status for 1995 or later years.

     It is possible that Norfolk Southern would seek to discontinue its responsibility as a common carrier to operate all or part of the Registrant's lines and/or to re-route certain railroad traffic that does not either originate or terminate on the Registrant's lines (known as "overhead traffic") to other Norfolk Southern controlled lines. The Registrant does not have complete or reliable information about the overhead traffic because Norfolk Southern refused to disclose overhead traffic data to the Registrant, but the Registrant believes that a substantial majority of the traffic on its lines is overhead traffic according to analyses of ICC carload waybill sample information for 1994 and prior years. A portion of the property leased by the Registrant, the segment between Greensboro, North Carolina and Charlotte, North Carolina, forms part of a major system route for Norfolk Southern.

     The Registrant believes the volume and type of overhead traffic diverted by Norfolk Southern would be the most significant factor in determining the revenues of the Registrant or any other operator of the Registrant's railroad lines. Many of the factors affecting routing of overhead traffic would be beyond the control of the Registrant. Other factors that would likely affect the profitability of operating the railroad include whether the operator would lose traffic to trucking companies or other competitors, the percentage of revenues required for operation (railway operating ratio), the revenues the operator would receive for traffic moving to and from connecting railroads, including Norfolk Southern, and revenues and expenses associated with operations of National Rail Passenger Corporation ("Amtrak"), which operations are governed in part by federal law.

Other Leases

     Under a lease dated December 31, 1968 (the "1968 Lease"), the Registrant and Norfolk Southern renegotiated a portion of the 1895 Lease. Three parcels of land located in Charlotte, North Carolina were released from the 1895 Lease and became subject to the 1968 Lease. This lease expires on December 31, 2067, and provides for an annual rental of $81,319 until 2018, when the rent becomes six percent (6%) annually of the current value of the leased land as determined by the parties.

     In 1862, the Registrant entered into an agreement with the Chatham Railroad Company ("Chatham"), a predecessor of CSX Transportation Inc. ("CSXT"), for parallel construction and operation of a railroad track by Chatham within the Registrant's right of way between Raleigh and Cary, North Carolina, a distance of approximately eight miles (hereinafter referred to as the "1862 agreement"). The 1862 agreement made no provision for rental to be paid to the Registrant by Chatham. CSXT succeeded to the interests of

Chatham and the railroad track and facilities subject to the agreement are currently operated by CSXT as a part of its branch line between Henderson and Hamlet, North Carolina. The
Registrant is currently negotiating with CSXT for renewal and modification of the 1862 agreement.

     In addition to the leases and agreements described above, the Registrant leases several small parcels of property producing approximately $700 of lease revenues monthly.

Regulatory Matters

     Railroads and other transportation companies are subject to state and federal regulations administered by agencies such as the STB (successor agency to the ICC), United States Department of Transportation ("DOT"), Federal Railroad Administration, state departments of transportation and state utilities commissions. During the past thirteen years, regulatory agencies have exhibited a trend toward less regulation of transportation industries. Effective January 1, 1996, under the ICC Termination Act of 1995 ("ICCTA"), federal jurisdiction over the economic regulation of railroads was modified and transferred by Congress to the STB, a department within DOT. The ICCTA also gave the STB exclusive jurisdiction over the economic regulation of railroads and preempted remedies under state law. The Registrant is evaluating the effect of the ICCTA upon the Registrant, including the extent to which the prior law was retained, modified, or repealed.

     Railroads are affected not only by the regulation of the railroad industry, but by regulation of other modes of transportation, which can change the cost structures of competitive modes of transportation. For example, proposals to have regulations changed to increase the size and weight limits of certain trucks are submitted to Congress from time to time.
If permitted, such increases could have a material adverse effect upon railroads by decreasing the cost of shipping goods by truck. The Registrant monitors the regulation of railroads and competing modes of transportation on a regular basis, primarily through railroad industry publications.

Other Matters - Environmental

     The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Lease Extension contains extensive provisions governing the rights and obligations of the parties for various environmental liabilities and expenses. If the Lease Extension is invalidated or enjoined, the Registrant may determine it is in its interest to initiate substantial environmental assessments of its properties and commence environmental litigation against Norfolk Southern and its sublessees or other parties who may have created or who are responsible for any actionable environmental conditions. If such parties are not able to meet their responsibilities, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible. See Item 7, Legal Proceedings, regarding the Peele site environmental matter.


Item 2.  Properties

     The principal asset of the Registrant is 317 miles of railroad property, averaging less than 200 feet in width, between Morehead City, North Carolina, and Charlotte, North Carolina. Some of the property is owned in fee, and the majority of the road extends over rights of way and perpetual easements purchased or granted in the 19th century. The line extends from Morehead City in an arc across North Carolina westward through New Bern, Kinston, Goldsboro, Selma, Raleigh, Research Triangle Park (unincorporated), Durham, Mebane, Burlington, Greensboro, High Point, Lexington, Salisbury, Kannapolis, and Charlotte. The route between Greensboro and Charlotte is a primary line of Norfolk Southern's north-south freight route between Washington, D.C. and Atlanta, Georgia. The Registrant's line intersects CSXT railroad lines at Selma, Goldsboro, Raleigh, Durham, and Charlotte, North Carolina.

     The Registrant's tracks on the Greensboro to Charlotte segment have been upgraded since original construction so that today the track is laid with 132-lb. continuous welded rail with alternating double and single track. Speeds of up to 79 miles per hour may be maintained over substantial portions of the line, and centralized traffic control exists for the entire stretch.
On the Greensboro to Goldsboro segment, the line is constructed with both welded and jointed rail of varying weights. No signal system is in use on this segment. Speeds of up to 50 miles per hour (higher for passenger trains) may be maintained over substantial portions of this segment. The road segment from Goldsboro to Morehead City is unsignalled, single-trackage with continuous welded and jointed rail of 85- to 132-lb. weight. Several short segments of the line are operated jointly with railroads other than the Registrant's lessees. The Registrant's line between New Bern and Morehead City currently provides Norfolk Southern's only access to the port at Morehead City. At the current time, Amtrak operates passenger trains on the Registrant's railroad line between Selma and Charlotte, North Carolina.

     The Registrant also owns approximately 208 acres of land divided into 24 parcels (non-operating property) that mostly adjoin its rail corridor. Among these parcels are the three in Mecklenburg County which are located in the downtown Charlotte business district and subject to the 1968 Lease with Norfolk Southern. Some of the properties have improvements, the ownership of which depends on the terms of the arrangements with the sublessees of the properties. Pursuant to the Lease Extension, the Registrant has the right to have certain properties outside the right of way not used in operating a railroad released to the Registrant from the Lease Extension. Norfolk Southern's rental payments will not be reduced if the Registrant exercises this right. The Registrant intends to exercise its right to have released from the Leases those properties it determines have income-generating potential in excess of projected expenses. The Registrant estimates these properties currently are producing less than $100,000 of annual lease income. The Registrant will determine which properties it will seek to have released to it after evaluating potential environmental liability and other relevant factors.


Item 3.  Legal Proceedings

     Except as described below, there are no legal proceedings pending to which the Registrant is a party that are material to the operation of the Registrant.

Peele Site

     During the fourth quarter of 1989, the Registrant was notified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") that DEHNR had been notified of a possible abandoned pesticide disposal site on property owned by the Registrant in Johnston County, North Carolina. Information about the site has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. Since 1991, the site had been included in the DEHNR Inactive Hazardous Waste Sites Priority List. The sites on the Priority List are ranked in decreasing order of danger to the public health and environment based on a ranking system administered by DEHNR. In February 1996, the site ranked 122 out of a total of 183 sites on the Priority List.

     In January, 1994, DEHNR initiated a lawsuit against the Registrant and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the site. On February 1, 1995, the Court granted partial summary judgement holding all of the defendants, including the Registrant, jointly and severally liable. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The Registrant will vigorously defend the action by DEHNR, and will aggressively pursue any other parties who may be liable for any remediation, removal, or clean-up. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Registrant could be materially adversely affected.

Shareholder Litigation

     Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. Information about the actions has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On March 30, 1995, the court consolidated the actions into one proceeding. The Registrant, along with the co-defendants, filed motions to dismiss or stay the actions. On October 18, 1995, the court denied the motions to dismiss, granted the motions to stay the proceeding until such time as the shareholders voted on the Lease Extension, and granted a motion by the plaintiffs for leave to supplement their pleadings. On February 26, 1996, the court again stayed the proceeding until after the court rules on whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting of the Registrant.

     On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action seeks to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and makes other allegations against the defendants, including alleged proxy rule violations. The court has not enjoined the Lease Extension. The bylaws of the Registrant provide that, in order to constitute a quorum for a shareholders' meeting, a majority of the shares of stock of the Registrant held by shareholders other than the State of North Carolina, must be represented, in person or by proxy, at the meeting. The plaintiff also sought a temporary restraining order seeking permission to review the proxy records of the shareholder meeting, which access was granted by the court. On February 26, 1996 the court granted a motion by the Registrant to accelerate discovery on the issue whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting, and stayed discovery with respect to all other issues. See Item 1, Business, regarding the possible effects of the shareholder litigation on the Registrant's ability to qualify for REIT status, and Item 4, Submission of Matters to a Vote of Security Holders regarding the shareholder meeting. The Registrant is considering bringing a counterclaim or separate legal action against certain shareholders of the Registrant for proxy rules violations.

     The Registrant is defending the aspects of the shareholder suits relating to the shareholder meeting, the effectiveness of the Lease Extension, and attempts to enjoin the Lease Extension. The directors and officers named as defendants in the suits, represented by separate counsel, are defending damage claims brought against the directors and officers. The bylaws of the Registrant provide that its directors and officers shall have the right to be indemnified by the Registrant, to the fullest extent permitted by law, against liabilities and expenses arising out of their status as Directors. To the extent the directors' and officers' conduct meets the standard of conduct for indemnification set forth by the North Carolina Business Corporation Act ("NCBCA"), as described below, they will be so indemnified by the Registrant in connection with the shareholder derivative actions described herein. The Registrant will oppose the actions brought by the plaintiffs to the extent the actions seek to enjoin any lease arrangement or seek recovery against the Registrant or seek any remedy against the best interests of Registrant or its shareholders.

     Under the NCBCA, a corporation is permitted to indemnify a director or officer who conducted himself in good faith and reasonably believed: (i) in the case of conduct in his official capacity with the corporation, that his conduct was in the best interest of the corporation and (ii) in all other cases, that his conduct was at least not opposed to the corporation's best interest. In the case of any criminal proceeding, the director or officer must not have had any reasonable cause to believe his conduct was unlawful. In any proceeding by or in the right of a corporation (such as the shareholder derivative actions described herein), a corporation may not voluntarily indemnify a director or officer if the director or officer is adjudged liable to the corporation. In addition, a corporation may not indemnify a director or officer if the director or officer is adjudged liable on the basis that personal benefit was improperly received by him. Where a proceeding is by or in the right of a corporation, indemnification of a director or officer is limited to reasonable expenses if the proceeding is concluded without a final adjudication on the issue of liability. The NCBCA permits an advance for expenses incurred by a director or officer in defending a proceeding. The expenses may be paid by a corporation in advance of the final disposition of the legal action, upon receipt of an undertaking by or on behalf of the director or officer to repay such amounts unless it is ultimately determined that he is entitled to be indemnified by the corporation against such expenses. The directors and officers of the Registrant who have executed such undertaking are receiving advances for expenses incurred in defending the actions brought against them in connection with the Lease Extension. Additionally, the NCBCA provides that a corporation may purchase and maintain insurance on behalf of a director or officer of the corporation against any liability asserted against or incurred by him in that capacity or arising from his status as a director or officer. The Registrant has an insurance policy that covers the Registrant against the indemnification liability of the Registrant to its directors and officers. The policy has a aggregate limit of $5 million and a $75,000 retention per occurrence. The Registrant's liability exposure to its directors and officers will, therefore, not be material, unless (i) the directors or officers satisfy the requirements for being indemnified as described above and (ii) the indemnified liabilities and expenses exceed the Registrant's insurance coverage. The Registrant is unable to determine this early in the legal proceedings whether either of the foregoing conditions will occur.

Charlotte Convention Center Litigation

     On December 10, 1991, the Registrant initiated a lawsuit in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte and Norfolk Southern have breached contract obligations and obligations based on real property rights to the Registrant. The litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. On December 7, 1993, the North Carolina Court of Appeals ruled against the defendants' appeal and against the Registrant's cross-appeal. Norfolk Southern then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. Norfolk Southern then petitioned the United States Supreme Court for review. On June 12, 1995, the United States Supreme Court denied the petition, and the lawsuit will continue in Superior Court, Mecklenburg County, North Carolina. The Registrant is engaging in negotiations to settle the litigation, but there can be no assurance of any settlement or the terms of any such settlement.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant's annual meeting of shareholders was held on December 15, 1995. The bylaws of the Registrant provide that a majority of the outstanding shares of the Registrant entitled to vote, represented in person or by proxy, constitutes a quorum at a meeting of shareholders, provided, that a majority of the shares held by shareholders other than the State of North Carolina (the "private" shares) are represented at the meeting, in person or by proxy. At the meeting, the Registrant submitted the Lease Extension to the shareholders of the Registrant for approval pursuant to North Carolina law. See Item 3, Legal Proceedings, regarding shareholder litigation over whether a quorum of shareholders was present at the shareholder meeting.
In connection with shareholder litigation challenging the quorum, and the tabulation by the Registrant's stock transfer agent, the Registrant retained a professional inspector of elections to audit the tabulation of the number of shares present at the meeting in person or by proxy and the votes cast at the meeting by shareholders other than the State of North Carolina. The tables below reflect the final quorum tabulation and voting results.

     Pursuant to the charter of the Registrant, the State of North Carolina elects a total of ten directors and the remaining shareholders elect a total of five directors. Directors are elected to three-year staggered terms.

(a) Quorum ("private" shares)

Number of "Private" Shares required to be represented: 538,149
Number of "Private" Shares represented: 539,169

     The quorum margin, according to the Registrant's audited tabulation described above, is 1,020 shares. The plaintiff in the quorum litigation has challenged proxy votes exceeding 30,000 shares. Until a final determination is made by the court, there can be no assurance that the Registrant's tabulations are legally valid. The Registrant cannot predict if or when a final determination will be made by the court or when any appeals of any court ruling may be exhausted.

(b) Votes Cast
                                              Abstain/   Broker
                             For     Against  Withheld  Non Votes
                          --------- --------- -------- ----------
1. Approval of the
   Lease Extension
   Agreement

   By the "Private"         374,453   30,451   2,555*   131,460
   Shareholders:

   By the State of        3,207,173
   North Carolina:

                    (*) an additional 250 shares were represented at the
                        meeting in person and not voted.

2. Election of Directors

   By the "Private" Shareholders:

    P. C. Barwick, Jr.      516,947       -0-   21,972

   By the State of North Carolina:

    Marvin D. Gentry      3,207,173       -0-      -0-
    Robert W. Griffin     3,207,173       -0-      -0-
    William H. Kincheloe  3,207,173       -0-      -0-
    John S. Russell       3,207,173       -0-      -0-

3. Appointment of Independent
   Public Accountants

    Ratification of the Selection
    of Ernst & Young LLP  3,729,346     11,728    6,018


                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters

     (a) Market Information

     Common shares of the Registrant are currently traded in the over-the-counter market. Quarterly high and low bids are as follows for fiscal years 1994 and 1995:

            1995                             1994
    Low             High              Low            High
             1st                             1st
   24 1/4          26                35             35
            2nd                              2nd
   25 1/2          30 1/2            37 1/2         40 1/2
            3rd                              3rd
   26              35                36             39
            4th                              4th
   25              30                24 3/4         38

     These over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent market transactions.

   (b) Holders

   There were approximately 752 holders of common shares of the Registrant of record as of March 4, 1996.

   (c) Dividends

    In 1995, no dividends were declared. In 1994 and 1993, the Registrant declared regular cash dividends of $.03 per share, or $128,504. The amount and timing of future dividends will depend upon the requirements for shareholder distributions if the Registrant elects REIT status for income tax purposes, the shareholder litigation, and the future profitability of the Registrant. See Item 3, Legal Proceedings, regarding certain shareholder litigation seeking to enjoin the Lease Extension. The Registrant expects to continue to have substantial uncertainty with respect to the shareholder litigation and the effect of the litigation upon the Registrant's qualification for REIT status for 1995 and future periods. See "Real Estate Investment Trust Election" under Item 1, Business, above, regarding the relationship between tax matters and dividend policy, and Note C to the financial statements.


Item 6.  Selected Financial Data

   The following selected financial data are derived from the financial statements of the Registrant. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                      Selected Financial Data
                       At December 31 or For the Year Ended December 31
                ----------------------------------------------------------

                   1995         1994        1993        1992         1991
                -----------  ----------  ----------  ----------   ----------

Gross revenue.. $15,132,553  $  851,074  $  777,770  $  773,400   $  790,150

Lease revenue of
roadway and land  8,134,656(a)  674,277     642,817     631,048      601,352

Net income (loss) 8,864,922     107,145     (54,027)(b)  43,847      341,408

Net income (loss)
per share .....        2.07         .03       (0.01)        .01          .08

Deferred income
taxes....         1,209,851    1,214,451   1,241,451  1,117,549    1,177,549

Total assets     24,480,264   10,084,797   9,639,966  9,803,679    9,906,346

Cash dividends
declared per
common share....       -0-           .03         .03        .03          .03

                (a) Includes payment of $7.8 million from Norfolk
                    Southern.  See Item 7, Management's Discussion and
                    Analysis, below.

                (b) Net income for 1993 before cumulative effect of
                    accounting change was $86,875. See Note D to the financial statements.

Item 7.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview and Background

    A majority of the Registrant's assets were subject to two railroad operating leases dating to 1895 and 1939, which by their terms provided for expiration at the end of 1994. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange
Commission.

    During the fourth quarter of 1994, the Registrant and Norfolk Southern reached tentative agreement on the primary terms of a long term agreement to extend the 1895 and 1939 Leases.
However, a definitive agreement had not been reached as of the expiration dates of the 1895 and 1939 Leases at the end of 1994, and the Registrant and Norfolk Southern entered into a temporary arrangement to continue the rental and other terms of the 1895 and 1939 Leases beginning in 1995. During 1995, Norfolk Southern continued to make rental payments under the terms of the 1895 and 1939 Leases.

    On August 10, 1995, the Board of Directors of the Registrant approved a Lease Extension with Norfolk Southern. The Lease
Extension would extend the terms of the 1895 Lease and the 1939 Lease, and the effectiveness of the Lease Extension is retroactive to January 1, 1995. On August 24, 1995, the Board of Directors of
NSR and the Board of Directors of AECR approved the Lease
Extension. For a discussion of the Lease Extension and conditions to its effectiveness, see Item 1, Business.

Liquidity and Capital Resources

    Pursuant to the Lease Extension, the Registrant's lessees pay for maintenance and all operating railroad equipment.
Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the Lease Extension is deemed not to have been approved by the shareholders at the December 15, 1995 shareholder meeting. See Item 3, Legal
Proceedings, regarding litigation seeking to enjoin the Lease
Extension and challenging the validity of shareholder approval.

    If shareholder approval of the Lease Extension is deemed invalid and the Lease Extension is not approved by the shareholders at a future shareholder meeting, and the Registrant is unable to negotiate other leases upon acceptable terms, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant.
Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line. Pursuant to a separate agreement for the payment of $5.2 million (including interest) by Norfolk Southern on December 1, 1995 in settlement of certain personal property and equipment claims, the settlement payment is not required to be returned to Norfolk Southern in the event the Lease Extension is invalidated or enjoined. Pursuant to the agreement, the payment is to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. Therefore, in such event, the Registrant's claims for certain personal property and equipment or other claims would be offset by the payment amount. See Item 1, Business, for a discussion of risks of independent operation by the Registrant.

    Notwithstanding Norfolk Southern's knowledge of the shareholder derivative actions challenging approval of the Lease
Extension and the Registrant's failure to confirm the effectiveness of the Lease Extension, on December 28, 1995
Norfolk Southern paid the Registrant approximately $7.8 million, which is the amount that would have been owed to the Registrant under the terms of the Lease Extension had the Lease Extension become retroactively effective as of January 1, 1995. During
1996 to date, Norfolk Southern has continued to make payments to the Registrant in amounts that would be due if the Lease
Extension is effective, approximately $680,000 monthly. There can be no assurance, however, that Norfolk Southern will continue to make such payments. Nonetheless, the Registrant does not foresee any need for funds during 1996 which cannot be met primarily from available cash. However, see Item 1, Business, for a discussion of the status of the Lease Extension and payments by Norfolk Southern. In the event shareholder approval of the Lease Extension is deemed invalid, if the Registrant and Norfolk Southern litigate lease compensation or abandonment issues before the STB, claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance part of the litigation expenses.

    In order to qualify as a REIT for federal income tax purposes, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital.
The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of operating expenses. The Company intends to invest amounts accumulated for distribution in short-term investments.

    The Registrant's liquidity (cash and short-term investments) improved from $1,615,284 at December 31, 1994 to $15,329,497 at
December 31, 1995. Short-term investments in high quality commercial paper and U. S. Treasury Bills of $190,000 are classified as held-to-maturity, and will mature within the first six months of 1996. The Registrant's cash and cash equivalents increased by $13,524,213 from December 31, 1994 to $15,139,497 at
December 31, 1995.

    For the year ended December 31, 1995, $13,847,817 of net cash was provided by operating activities and was primarily related to net income of $8,864,922, an increase in accrued expenses and accounts payable of $433,372, income taxes payable of $5,230,277, and unearned rental income of $246,030, which were partially offset by capitalized lease negotiation costs of $1,037,044.

    Investing activities resulted in a net use of cash of $195,100 as $1,643,000 of short-term investments were purchased and $1,453,000 matured during 1995. Property of $5,100 was also purchased during the year.

    Financing activities resulted in a net use of cash of $128,504 representing dividends which were paid during 1995.

Results of Operations

    Results of operations for the period covered hereby reflect payments to the Registrant from Norfolk Southern. Payments through December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made payments in the amounts called for in the Lease Extension for additional 1995 rental. See Item 1, Business, for a description of the Lease Extension, and Item 3, Legal
Proceedings, regarding shareholder litigation to enjoin the Lease
Extension or invalidate shareholder approval of the Lease
Extension.

    Total revenues increased to $15,132,553 for 1995 as compared to $851,074 for 1994 and $777,770 for 1993. The increases were attributable primarily to increases in rental revenue from leases of roadway and land and the settlement payment of approximately
$5.2 million (including interest). Increases in rental revenue from leases of roadway and land are attributable to payments received from Norfolk Southern. Revenues generated by the 1895 and 1939 Leases from 1991 to 1994 and by additional payments in 1995 are shown in the following chart:

                  Revenue from Leases of Roadway and Land
                 ----------------------------------------

Year                                             % Change from
End           Lease Income            Total       Prior Year
----       ---------------------    -----------   --------------
1991      1895 Lease $  286,000
          1939 Lease    234,033
          1968 Lease     81,319     $  601,352         22.7%

1992      1895 Lease    286,000
          1939 Lease    263,729
          1968 Lease     81,319        631,048          4.9%

1993      1895 Lease    286,000
          1939 Lease    275,498
          1968 Lease     81,319        642,817          1.9%

1994      1895 Lease    286,000
          1939 Lease    306,958
          1968 Lease     81,319        674,277          4.9%

1995      Norfolk     8,000,000
          Southern Payments
          1968 Lease     81,319
          Other*         53,337      8,134,656       1106.4%

          * Additional rental under the 1939 Lease for the period 1991-1994 as a result of an audit performed during 1995 by the Registrant of rentals paid by AECR.

    Interest income increased from $87,837 for 1993 to $94,361 for 1994 and $601,556 for 1995. The increase for 1994 was attributable to increases in yields on invested cash. The increase for 1995 was primarily attributable to increases in average levels of invested cash and interest paid by Norfolk
Southern. Dividend income decreased from $25,000 for 1993 to $12,500 for 1994 and $7,500 for 1995. For 1993, 1994, and 1995,
dividend income was attributable to special dividends received from common stock of the State University Railroad Company. A portion of the Registrant's holdings in the State University
Railroad Company was disposed of during the first quarter of 1995 in order to promote the Registrant's ability to qualify for REIT status.

    Rental income decreased from $9,720 for 1993 to $3,960 for 1994 and increased to $9,540 for 1995. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

    Gains on sale of real estate increased from $12,396 for 1993 to $65,976 for 1994 and $688,055 for 1995. Gains on sale of real estate and other income are derived primarily from sales and condemnations of the Registrant's property. During 1995, the Registrant sold approximately 16 acres of land in Johnston
County, North Carolina, recognizing a gain of $473,956, recognized gains of approximately $180,027 from condemnations or forced sales, and recognized a gain of $30,000 from the sale of stock of the State University Railroad Company.

    Other lease income represents the settlement of a claim for a lump sum tax benefit payment which was due upon the expiration of the 1895 Lease from Norfolk Southern pursuant to a 1982 tax benefit agreement between the Registrant and Norfolk Southern.
Under the terms of the settlement agreement, the Registrant received a lump sum payment in the amount of $691,246. Norfolk
Southern has agreed to reimburse the Registrant for any income taxes owed by the Registrant on the lump sum payment, and accordingly the Registrant has not provided for income taxes related to the receipt of the settlement.

    On December 1, 1995, Norfolk Southern made a one-time payment of $5 million, plus interest of approximately $200,000, to the Registrant pursuant to the Lease Extension in exchange for the Registrant's release of Norfolk Southern from its obligation to return certain personal property upon expiration of the 1895
Lease and 1939 Lease. The Registrant and Norfolk Southern entered into an agreement whereby the settlement payment was made in early December 1995 in order to facilitate the Registrant seeking REIT status at the earliest practicable date. In the event the Lease Extension is deemed not to have been approved by the shareholders, the Registrant is entitled to retain the payment and interest for application against any future rental or other amounts due from Norfolk Southern.

    Salary and administrative expenses increased from $229,274 for 1993 to $268,029 for 1994 and $273,563 for 1995.  The 17%
increase from 1993 to 1994 and the 2% increase from 1994 to 1995 are primarily attributable to the addition of administrative staff and increases in employee benefits and compensation, which were partially offset by decreases in directors' fees and expenses.

    For 1995, professional fees paid by the Registrant increased to $414,740 as compared to $288,749 for 1994 and $160,221 for
1993. Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation and other general items. The increase for 1995, as compared to 1993 and 1994, was attributable to higher professional fees associated with the Registrant's preparation for termination of its leases, negotiations with Norfolk
Southern, evaluation of REIT qualification, and litigation fees.

    Insurance and taxes increased slightly to $59,100 for 1995 as compared to $57,766 for 1994 and $51,475 for 1993. The
Registrant expects to incur higher property tax expense in future periods to the extent properties are excluded from the Lease
Extension for separate management by the Registrant.

    The majority of investment banking fees and other fees associated with the Lease Extension are currently being capitalized for financial reporting and income tax purposes and will be amortized over the 30-year term of the Lease Extension.
Amortization expense of $46,743 related to capitalized lease negotiations costs was recognized for 1995.

    Consulting fees decreased from $146,197 in 1993 to $43,809 in 1994 and increased to $80,742 in 1995. The fluctuations in consulting fees are attributable to the number and magnitude of projects, primarily in connection with the Lease Extension negotiations, in process during each year. Consulting fees over the three-year period are related primarily to railroad valuation and traffic studies.

    The Registrant expects to continue to incur substantial consultants' fees/expenses, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation and matters related to the Lease Extension are resolved.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items and remained relatively constant at $100,801 for 1993, $94,599 for 1994 and $106,579 for
1995.

    Net income tax expense was $5,279,000 for 1995 as compared to net income tax benefits of $17,000 for 1994 and $4,000 for 1993. The increase in income tax expense for 1995 is attributable to the increase in income before income taxes of $14,053,777. The income tax benefits for 1994 and 1993 are attributable to capitalized lease negotiation costs and reorganization costs for income tax purposes, most of which have been expensed for financial reporting purposes. Under the 1895
Lease, all taxes, including income taxes attributable to the lease, were the responsibility of Norfolk Southern as lessee.
Under the Lease Extension, all income taxes become the responsibility of the Registrant as of January 1, 1995. The 1995 income tax provision does not take into account the Registrant's possible REIT election for 1995 or Norfolk Southern's potential liability for the Registrant's taxes should the Lease Extension not be effective. (See Note B and Note D to the financial statements.)

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and 1939 Lease, increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease. The Lease Extension contains an inflation adjustment provision (See Item 1 above). The
Registrant expects to offset any negative effects of inflation not offset by increased rental payments by controlling current expenses.

    The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939
Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties.
Environmental problems may exist on properties owned by the Registrant which are known to the lessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Lease
Extension contains extensive provisions governing the rights and obligations of the parties for various environmental liabilities and expenses. If the Lease Extension is invalidated or enjoined, the Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties and commence environmental litigation against Norfolk Southern and its sublessees or other parties who may have created or who are responsible for any actionable environmental conditions.
However, if such parties are not able to meet their responsibilities, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or cleanup of the property it owns. The
Lease Extension does not affect the responsibility of the Registrant with respect to the Peele Site.

    The status of the Peele site is disclosed in Item 3 "Legal
Proceedings." According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. At this time, the Registrant does not know the total amount of its financial exposure, the timing of the resolution of the matter, or the extent to which the Registrant's potential exposure may be reduced by contribution or indemnification from other parties.
The Registrant does not have insurance to minimize its potential exposure. Legal expenses and the costs of remediation, removal, or cleanup represent a possible substantial future drain on the financial resources of the Registrant which cannot be quantified at this time. Any future remediation, removal, or cleanup at the site should have no effect upon railroad operations.


Item 8.  Financial Statements and Supplementary Data

    The Registrant's financial statements are submitted as a separate section of this report.

Item 9.  Changes in and Disagreements with Accountants in
         Accounting and Financial Disclosure

    None.

                                 PART III


Item 10. Directors and Executive Officers of the Registrant.

    The persons listed below are directors of the Registrant.
Pursuant to Article III, Section 2 of the Bylaws of the
Registrant, each director shall hold office for a three-year term until his death, resignation, retirement, removal, disqualifica-tion or until his successor shall have been elected and qualified. Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director. Pursuant to the charter of the Registrant, the State of North Carolina elects ten directors and the remaining shareholders elect five directors.

    At the 1995 annual meeting, five directors were elected.

                                                    Period of   Term
Name                            Age  Offices Held   Service    Expires

*John McKnitt Alexander, Jr.     46  Director       7/93 to    1997
                                                    Present

                                     Assist.        1985 to
                                     Sec./Treas.    1990

                                     Secretary      12/95 to
                                                    present

P. C. Barwick, Jr. (1)          58   Director       9/90 to    1998
                                                    Present

                                     Secretary      9/89 to
                                                    12/95

J. Melville Broughton, Jr.      74   Director and   7/86 to    1996
                                     Vice Pres.     Present

Sidney R. French                68   Director       9/89 to    1997
                                                    Present

*Marvin D. Gentry (1)           61   Director       7/93 to    1998
                                                    Present

Alexander H. Graham, Jr.        77   Director       9/90 to    1997
                                                    Present

*Robert W. Griffin(1)           44   Director       12/95 to   1998
                                                    present

*M. Rex Harris                  61   Director       7/93 to    1997
                                                    Present

*William H. Kincheloe (1)       58   Director       7/87 to    1998
                                                    Present

Chauncey W. Lever               70   Director       9/87 to    1996
                                                    Present

                                     Assist.        7/95 to
                                     Sec./Treas.    present

*Lynn T. McConnell              40   Director and   7/93 to    1996
                                     Treasurer      Present

*John F. McNair III             68   Director and   7/93 to    1996
                                     President      Present

*Jack A. Moody                  68   Director       7/93 to    1996
                                                    Present

*John S. Russell (1)            41   Director       7/93 to    1998
                                                    Present

*David T. Woodard               47   Director       7/93 to    1997
                                                    Present

* Elected by the State of North Carolina

(1) Elected at the 1995 Annual Meeting

     The persons listed below are officers of the Registrant.
Pursuant to Article II, Section 2 of the Bylaws of the
Registrant, each officer shall hold office until his death, resignation, retirement, removal, disqualification, or his successor is elected and qualified. Except as described above, there are no arrangements between any officer and any other person pursuant to which the officer was selected as an officer.
Officers are elected by the directors. Only directors elected by shares held by shareholders other than the State of North
Carolina are entitled to vote for and elect a Vice President and an Assistant Secretary-Treasurer.

                                                     Period of
Name                        Age     Offices Held     Service

John F. McNair III          68      President        7/93 to
                                                     Present

J. Melville Broughton, Jr.  74      Vice President   1988 to
                                                     Present

John McKnitt Alexander, Jr. 46      Secretary        12/95 to
                                                     Present

Lynn T. McConnell           40      Treasurer        7/93 to
                                                     Present

Chauncey W. Lever           70      Assistant        7/95 to
                                    Sec./Treas.      Present

Scott M. Saylor             36      Exec. V.P./      8/89 to
                                    General Counsel  Present

     The business experience during the past five (5) years of each member of the Board of Directors and each executive officer of the Registrant is summarized below.

     John McKnitt Alexander, Jr. - President & Chief Operating
     Officer, Cardinal International Trucks, a heavy truck dealership, 1968 to present. Secretary/Treasurer, Raleigh
     Truck Rentals, 1976 to present.  Vice-President, Alexander
     Realty Company, 1980 to present.  Director, First Citizens
     BancShares, Inc., from 1990 to present.

     P. C. Barwick, Jr. - Attorney at Law, Principal, Wallace,
     Morris, Barwick & Rochelle, P.A. (law firm), Kinston, North
     Carolina (1986-present).  Director, State University
     Railroad Company from 1993 to present. The Registrant owns a minority position in State University Railroad Company, a majority whose stock is owned by Norfolk Southern.

     J. Melville Broughton, Jr. - Attorney at Law, Broughton,
     Wilkins & Webb, P.A., Raleigh, North Carolina, 1974 to
     1995.  No outside directorships.

     Sidney R. French - Self-employed farmer, Cove City, North
     Carolina.  No outside directorships.

     Marvin D. Gentry - President, the New Fortis Corporation, a residential building company, King, North Carolina, 1970 to present. Director, Old North State Bank, King, North
     Carolina.

     Alexander H. Graham, Jr. - Attorney at Law, of Counsel, law firm of Newsom, Graham, Hedrick, Kennon & Cheek, Durham,
     North Carolina, joined the firm in 1946.  Director of Rocky
     Mount Mills, Rocky Mount, N.C. from 1965 to present.

     Robert W. Griffin - Attorney at Law, Griffin & Griffin,
     Kinston, North Carolina, from 1977 to present.

     M. Rex Harris - Chief Executive Officer, International and
     Domestic Development Corp., 1976 to present.  Director,
     United National Bank.

     William H. Kincheloe - President of Bulluck Furniture, Inc.
     retailer of furniture, and President of Wildwood Lamps &
     Accents, Inc., Rocky Mount, North Carolina, a manufacturer of lamps. Director, Centura Banks, Inc., Rocky Mount, North
     Carolina, from 1990 to present.

     Chauncey W. Lever - President of Chauncey Lever &
     Associates, Greensboro, North Carolina, management consultants, 1987 to present. No outside directorships.

     Lynn T. McConnell - Vice-President and Transaction Manager,
     Nationsbanc Capital Markets, Inc., Charlotte, North
     Carolina, 1989 to present.  No outside directorships.

     John F. McNair III -   President and Chief Executive
     Officer, Wachovia Bank of North Carolina, a commercial bank,
     1985-1990.  Director, Piedmont Natural Gas Co.

     Jack A. Moody -  Attorney at Law, 1955-1990.  Director,
     Centura Bank of North Carolina, Rocky Mount, North Carolina.

     John S. Russell - Member, law firm of Moore & Van Allen,
     PLLC, Raleigh, North Carolina; 1985-present. No outside directorships.

     Scott M. Saylor - Executive Vice-President and General
     Counsel, North Carolina Railroad Company, 1989 to present.
     No outside directorships.

     David T. Woodard - General Agent, Union Central Life
     Insurance Co., Raleigh, North Carolina, 1978 to present.
     Chairman and Director, Hamlet Federal Credit Union, Hamlet,
     North Carolina.

    Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Registrant's directors and executive officers, and persons who own more than ten percent (10%) of registered class of the Registrant's equity securities, file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors and greater than ten-percent beneficial owners are required by Commission regulations to furnish the Registrant with copies of all reports they file under Section 16(a). For the fiscal year ended December 31, 1995, John S. Russell, director, filed a late report for one acquisition transaction.


Item 11.  Executive Compensation

    The following table and narrative text discuss the compensation paid during 1995 and the two prior fiscal years to the Registrant's President and Chief Executive Officer. No executive officer of the Registrant had an annual salary of and bonuses in excess of $100,000 during 1995.

                         Summary Compensation Table

                                                                  Long Term
                          Annual Compensation                   Compensation
-------------------------------------------------------------------------------

Name and                                         Other Annual
Principal Position    Year    Salary     Bonus   Compensation
                                                     (1)
-------------------------------------------------------------------------------

John F. McNair III    1995    $12,000    $-0-       $-0-            None.
President and
Chief Executive       1994     12,000     -0-        -0-
Officer
                      1993      5,799*    -0-        -0-

    *partial year's compensation.

(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange
      Commission.

    Stock Option and Stock Appreciation Rights Plans, Long-term
    Incentive Plans and Pension Plans

    No stock options or stock appreciation rights were outstanding at the end of 1995 and none were either granted or exercised during 1995. The Registrant has no stock option plans or stock appreciation rights plans. The Registrant does not contribute to any "long-term" incentive plan or pension plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Registrant and its employees participate in the retirement/benefit program under the Railroad Retirement Act, administered by the U.S. Railroad
Retirement Board.

    Compensation of Directors

    Directors are compensated $400 per day, plus travel expenses, for each day of attendance at directors' meetings.
Directors are compensated $400 per day or $200 per half day, plus travel expenses, for attending meetings of committees held other than in conjunction with meetings of the Board of Directors.

    Employment Contracts

    Mr. McNair, the President and Chief Executive Officer of the
Company, has no employment contract with the Registrant.

    Compensation Committee and Decision Making

    The Budget and Compensation Committee of the Board of
Directors is responsible for decisions concerning the compensation of officers, directors and employees of the Company.

The Committee consists of the following four members of the Board of Directors of the Registrant: Lynn McConnell, Chauncey Lever,
Rex Harris, and John Russell.


Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) Security Ownership of Certain Beneficial Owners

    Of the 10,000,000 shares authorized to be issued, 4,283,470 shares are currently outstanding. The following table sets forth as of March 18, 1996, the parties known to the Registrant to be beneficial owners of more than five percent of the Registrant's voting securities:

Title of    Name & Address of    Amount & Nature of     Percent
Class       Beneficial Owner    Beneficial Ownership   of class

Common      State of North        3,207,173 shares,     74.82%
Shares      Carolina c/o          owned directly*
            Governor James
            B. Hunt,
            The State Capitol, Raleigh, NC  27611

    * The State of North Carolina also holds shares in escheat subject to the claims of unknown owners. The State of North
    Carolina has advised that it does not customarily vote shares held in escheat and has disclaimed beneficial ownership of such shares. Pursuant to agreements with some of the directors elected by the State of North Carolina, the State is entitled to dividends and retains a right of repurchase for an additional 1,400 shares.

    Chapter 1046 of the 1951 Session Laws of the General
Assembly of North Carolina states "no stock owned by the State of North Carolina in the North Carolina Railroad Company shall be sold except with the prior consent of the General Assembly."
During July, 1991, the North Carolina General Assembly enacted legislation which created a Railroad Advisory Commission. On
June 30, 1995, statutory authorization of the Railroad Advisory
Commission terminated.  Information about the Railroad Advisory
Commission has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission.

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

    (b) Security Ownership of Management

        The following table sets forth as of March 18, 1996, the shares beneficially owned by all officers and directors of the Registrant.

                  Name & Address of           Amount & Nature of       Percent
Title of Class    Beneficial Owner           Beneficial Ownership      of Class

Common Shares John McKnitt Alexander, Jr.   700 shares owned directly      *
              Director and Secretary        470 shares owned by
              P.O. Box 26837                     minor daughters
              Raleigh, NC  27603             50 shares owned by spouse

              P. C. Barwick, Jr.            600 shares owned directly      *
              Director
              P. O. Box 3557
              Kinston, NC  28502

              J. Melville Broughton, Jr.    705 shares owned directly      *
              Director and Vice President
              P.O. Box 2387
              Raleigh, NC  27602

              Sidney R. French              500 shares owned directly (1)  *
              Director
              105 Wetherington Farm Road
              Cove City, NC  28523

              Marvin D. Gentry              500 shares owned directly      *
              Director
              P.O. Box 485
              King, NC  27021

              Alexander H. Graham, Jr.    5,500 shares owned directly      *
              Director
              P.O. Box 51579
              Durham, NC  27717

              Robert W. Griffin             526 shares owned directly (2)  *
              Director
              P.O Box 3062
              Kinston, NC  28502-3062

              M. Rex Harris                 500 shares owned directly      *
              Director
              4511 Bragg Boulevard
              Fayetteville, NC  28303

              William H. Kincheloe          500 shares owned directly      *
              Director
              P.O. Box 671
              Rocky Mount, NC  27802

              Chauncey W. Lever           2,000 shares owned with wife     *
              Director and                as joint tenants with right
              Assist. Sec./Treas.         of survivorship
              P.O. Box 4108
              Greensboro, NC  27404

              Lynn T. McConnell             100 shares owned directly      *
              Director and Treasurer        400 shares owned directly (3)
              138 Cherokee Road
              Charlotte, NC  28207

              John F. McNair III            500 shares owned directly      *
              Director and President
              P.O. Box 3099
              Winston Salem, NC  32251

              Jack A. Moody               3,300 shares owned directly      *
              Director
              P.O. Box 249
              Siler City, NC  27344

              John S. Russell               100 shares owned directly      *
              Director                      500 shares owned directly (3)
              One Hanover Square
              Suite 1700
              Raleigh, NC  27611

              Scott M. Saylor               100 shares owned with wife     *
              Exec. V.P./General Counsel    as joint tenants with right
              P.O. Box 2248                 of survivorship
              Raleigh, NC  27602

              David T. Woodard              100 shares owned directly      *
              Director                      400 shares owned directly (3)
              P.O. Box 17647
              Raleigh, NC  27619-7647

              * Less than 1% of the class

              (1) Mr. French's shares are held subject to a transfer agreement with A.J. Ballard Tire & Oil Pension and Profit
              Sharing Plan.

              (2) Mr. Griffin's shares are held subject to a transfer agreement with Thomas B. Griffin.

              (3) Shares acquired without cash consideration from the State of North Carolina pursuant to an agreement which entitles the State to receive all dividends and to re-acquire the stock.

    All officers and directors as a group (16 persons) beneficially own 18,051 common shares of the Registrant, or approximately .42% of the total shares issued and outstanding.

    (c) Changes in Control

     Pursuant to provisions of the charter and Article III,
Section 3 of the bylaws of the Registrant, the shares held by the State of North Carolina are entitled to vote for and elect ten of the Registrant's fifteen directors. The remaining shareholders are entitled to vote for and elect the remaining five directors.
The bylaws provide that the directors elected by the shares held by the State of North Carolina shall be named in the proxy given by the Governor to his designee who shall attend the annual meeting of shareholders. Inasmuch as the Governor of North
Carolina is an elected official, changes in control of the Registrant can occur whenever a new governor is elected subject to the timing of the expiration of the terms of directors elected by the State of North Carolina. A general election electing a new Governor in North Carolina will occur in November, 1996. See also "Security Ownership of Certain Beneficial Owners" for legislative control over the sale of shares owned by the State of North Carolina.


Item 13.  Certain Relationships and Related Transactions

    None.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) List of Documents Files as Part of This Report

         1 and 2.  Financial Statements and Schedules

             The financial statements and supplemental schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

         3.  Exhibits

             Exhibits to this report are listed in the accompanying index to exhibits.

    (b)  Reports on Form 8-K

          On August 18, 1995, the Registrant filed a Form 8-K dated August 10, 1995 reporting Item 5, Other Events, with regard to the Lease Extension Agreement with Norfolk
    Southern.

          On September 18, 1995, the Registrant filed a Form
    8-K dated August 24, 1995 reporting Item 5, Other Events, with regard to the Lease Extension Agreement with Norfolk
    Southern.

           On January 5, 1996, the Registrant filed a Form 8-K dated December 22, 1995 reporting Item 2, Acquisition or
    Disposition of Assets and Item 5, Other Events, regarding approvals of the Lease Extension Agreement and shareholder litigation related thereto.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the North Carolina Railroad
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 NORTH CAROLINA RAILROAD COMPANY

Date:  March 26, 1996          By:   /s/ John F. McNair III
     ---------------------        -----------------------------
                                 John F. McNair III, President
                                 and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the North Carolina Railroad Company and in the capacities and on the dates indicated.


/s/ John M. Alexander, Jr.           Date: March 26, 1996
------------------------------             ---------------
John M. Alexander, Jr.,
    Director

/s/ P. C. Barwick, Jr.               Date: March 26, 1996
------------------------------             ---------------
P. C. Barwick, Jr.,
    Director

/s/ J. Melville Broughton, Jr.       Date: March 26, 1996
------------------------------             ---------------
J. Melville Broughton, Jr.,
    Vice President and Director

/s/ Sidney R. French                 Date: March 26, 1996
------------------------------             ---------------
Sidney R. French,
    Director

/s/ Marvin D. Gentry                 Date: March 26, 1996
------------------------------             ---------------
Marvin D. Gentry,
    Director

/s/ Alexander H. Graham, Jr.         Date: March 26, 1996
------------------------------             ---------------
Alexander H. Graham, Jr.,
    Director

/s/ Robert W. Griffin                Date: March 26, 1996
------------------------------             ---------------
Robert W. Griffin,
    Director

/s/ M. Rex Harris                    Date: March 26, 1996
------------------------------             ---------------
M. Rex Harris,
    Director

/s/ William H. Kincheloe             Date: March 26, 1996
------------------------------             ---------------
William H. Kincheloe,
    Director

/s/ Chauncey W. Lever                Date: March 26, 1996
------------------------------             ---------------
Chauncey W. Lever,
    Assistant Secretary-Treasurer and Director

/s/ Lynn T. McConnell                Date: March 26, 1996
------------------------------             ---------------
Lynn T. McConnell,
    Treasurer, Director, and Principal Financial Officer

/s/ John F. McNair III               Date: March 26, 1996
------------------------------             ---------------
John F. McNair III
    President and Director

/s/ Jack A. Moody                    Date: March 26, 1996
------------------------------             ---------------
Jack A. Moody,
    Director

/s/ John S. Russell                  Date: March 26, 1996
------------------------------             ---------------
John S. Russell,
    Director

/s/ David T. Woodard                 Date: March 26, 1996
------------------------------             ---------------
David T. Woodard,
    Director


Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15 (d) of the Act by Registrant Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement has been sent to the shareholders of the Registrant; however, proxy statements and annual reports will be sent prior to the annual meeting of shareholders.

                      NORTH CAROLINA RAILROAD COMPANY
                        ANNUAL REPORT ON FORM 10-K
                   FOR THE YEAR ENDED DECEMBER 31, 1995

                             INDEX TO EXHIBITS


Exhibit No.                  Description of Exhibit

3.1                   Charter of Registrant and Amendment
                      thereto, filed as Exhibit No. 1 to
                      Registrant's Form 10 filed with the
                      Securities and Exchange Commission on
                      April 27, 1987, which is incorporated by reference into this Form 10-K.

3.2 Articles of Merger (with Agreement and Plan of Merger) of the Atlantic and North
                      Carolina Railroad Company into the
                      Registrant dated September 29, 1989 filed as Exhibit No. 2 to Registrant's Form 8-K dated September 29, 1989 filed with the Securities and Exchange Commission, which is incorporated by reference into this Form
                      10-K.

3.3 Bylaws of Registrant filed as Exhibit No. 2 to Registrant's Form 10 filed with the Securities and Exchange Commission on April
                      27, 1987, which is incorporated by
                      reference into this Form 10-K.

3.4 Amendment to Charter of Registrant filed as Exhibit No. 3(c) to Registrant's Form 10-Q filed with the Securities and Exchange
                      Commission on November 14, 1990, which is incorporated by reference into this Form
                      10-K.

3.5 Amendment of Bylaws of Registrant filed as Exhibit No. 3(d) to Registrant's Form 10-Q filed with the Securities and Exchange
                      Commission on November 14, 1990, which is incorporated by reference into this Form
                      10-K.

3.6 Bylaws of the Registrant, August 20, 1993, as amended and restated, filed as Exhibit
                      No. 3(f) to Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 12, 1993, which is incorporated by reference into this Form 10-K.

Exhibit No.                  Description of Exhibit

4.1                   Specimen Common Stock ($.50 par value)
                      Certificate, filed  as Exhibit No. 4(a) to
                      Registrant's Form 10-K filed with the
                      Securities and Exchange Commission on March
                      29, 1991, which is incorporated by reference into this Form 10-K.

10.1                  Lease dated August 16, 1895 between
                      Registrant and Southern Railway Company
                      filed as Exhibit No. 3(a) to Registrant's
                      Form 10 filed with the Securities and
                      Exchange Commission on April 27, 1987, which is incorporated by reference into this Form
                      10-K.

10.2                  Lease dated December 31, 1968 between
                      Registrant and Southern Railway Company
                      filed as Exhibit No. 3(b) to Registrant's
                      Form 10 filed with the Securities and
                      Exchange Commission on April 27, 1987, which is incorporated by reference into this Form
                      10-K.

10.3 Lease dated August 30, 1939 between Atlantic and North Carolina Railroad Company and
                      Atlantic East Carolina Railway Company filed as Exhibit No. 28 (h) to Registrant's Form
                      S-4 filed with the Securities and Exchange
                      Commission on July 20, 1989, which is
                      incorporated by reference into this
                      Form 10-K.

10.4 Agreement dated November 25, 1862 between the Registrant and the Chatham Railroad
                      Company, which is incorporated by reference into this Form 10-K.

10.5                  Lease Extension Agreement between the
                      Registrant, Norfolk Southern Railway Company and Atlantic and East Carolina Railway
                      Company, filed as Appendix A to the
                      Registrant's Proxy Statement filed with the Securities and Exchange Commission on
                      November 13, 1995, which is incorporated by reference into this Form 10-K.

Exhibit No.                 Description of Exhibit

10.6                  Escrow Agreement between the Registrant,
                      Norfolk Southern Railway Company, Atlantic and East Carolina Railway Company, and
                      Lawyers Title of North Carolina, Inc. dated
                      September 29, 1995, filed as Exhibit 10.5 to
                      Registrant's Form 10-Q filed with the
                      Securities and Exchange Commission on
                      November 14, 1995, which is incorporated by reference into this Form 10-K.

99.1                  Decision of the Interstate Commerce
                      Commission in Finance Docket No. 32820,
                      served December 22, 1995, filed as Exhibit
                      (c)(4) to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 5, 1996, which is incorporated by reference into this Form 10-K.

99.2                  Letter dated December 30, 1994 from Petree
                      Stockton, L.L.P. to Norfolk Southern Railway
                      Company, which is incorporated by reference into this Form 10-K.






                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2) and 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                         NORTH CAROLINA RAILROAD COMPANY

                             RALEIGH, NORTH CAROLINA




FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

NORTH CAROLINA RAILROAD COMPANY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of North Carolina Railroad Company are included in Item 8:

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . 46

Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . 47

Statements of Income for the Years
   ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . 48

Statements of Shareholders' Equity for the Years
   ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . 49

Statements of Cash Flows for the Years
   ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . 50

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . 51





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.





Report of Independent Auditors


Board of Directors
North Carolina Railroad Company


We have audited the accompanying balance sheets of North Carolina
Railroad Company as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North
Carolina Railroad Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note D, in 1993 the Company changed its method of accounting for income taxes.

                                           /s/ Ernst & Young LLP


Raleigh, North Carolina
March 4, 1996

                               BALANCE SHEETS

                       NORTH CAROLINA RAILROAD COMPANY

                                            December 31            December 31
                                               1995                    1994
                                            -----------           ------------
ASSETS
    Cash and cash equivalents              $15,139,497             $ 1,615,284
    Short-term investments                     190,000                     -0-
    Rent receivable                                -0-                 246,030
    Interest receivable and other assets         4,447                  65,400
                                            -----------            ------------
     TOTAL CURRENT ASSETS                   15,333,944               1,926,714

PROPERTIES
    Roadway and land--Note C                 7,848,842               7,848,842
    Buildings and equipment                    241,469                 236,369
    Less accumulated depreciation             (299,559)               (292,395)
                                           ------------            ------------
                                             7,790,752               7,792,816
                                           ------------            ------------
OTHER ASSETS
    Lease negotiation costs, net of          1,355,568                 365,267
     amortization of $46,743               ------------            ------------
                                           $24,480,264             $10,084,797
                                           ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Accrued expenses and accounts payable   $  854,398             $   421,026
    Income taxes payable--Note D             5,230,277                     -0-
    Dividends payable                              -0-                 128,504
                                           -----------              -----------
     TOTAL CURRENT LIABILITIES               6,084,675                 549,530

DEFERRED INCOME TAXES--Note D                1,209,851               1,214,451

COMMITMENTS AND CONTINGENCIES--Note E

SHAREHOLDERS' EQUITY
    Common stock, par value $0.50 per share--
     10,000,000 shares authorized, 4,283,470
      shares issued and outstanding          2,141,735               2,141,735
    Additional paid-in capital               3,588,455               3,588,455
    Retained earnings                       11,455,548               2,590,626
                                           ------------            ------------
                                            17,185,738               8,320,816
                                           ------------            ------------

                                           $24,480,264             $10,084,797
                                           ============            ============

See notes to financial statements.

                            STATEMENTS OF INCOME

                       NORTH CAROLINA RAILROAD COMPANY

                                                Year Ended December 31
                                         1995           1994           1993
                                      -----------------------------------------

Revenues:
         Lease of roadway and
           land-Note C             $ 8,134,656       $ 674,277       $ 642,817
         Interest income               601,556          94,361          87,837
         Dividend income                 7,500          12,500          25,000
         Rental income                   9,540           3,960           9,720
         Gain on sale of real estate   688,055          65,976          12,396
           and other income
         Other lease income            691,246             -0-             -0-
         Settlement income--Note F   5,000,000             -0-             -0-
                                    -----------     -----------      ----------
                                    15,132,553         851,074         777,770

Expenses:
         Salaries and administrative   273,563         268,029         229,274
         Professional fees             414,740         288,749         160,221
         Insurance and taxes            59,100          57,766          51,475
         Amortization expense           46,743             -0-             -0-
         Depreciation                    7,164           7,977           6,927
         Consulting fees                80,742          43,809         146,197
         Other                         106,579          94,599         100,801
                                    -----------     -----------      ----------
                                       988,631         760,929         694,895
                                    -----------     -----------      ----------
          INCOME BEFORE INCOME
          TAXES                     14,143,922          90,145          82,875


Income taxes (benefits)--Note D:
         Current                     5,283,600          10,000          13,000
         Deferred                       (4,600)        (27,000)        (17,000)
                                    -----------     -----------       ----------
                                     5,279,000         (17,000)         (4,000)
                                    -----------     -----------       ----------
         NET INCOME BEFORE
         CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE           8,864,922         107,145          86,875
Cumulative effect as of January
1, 1993 of change in method
of accounting for income
taxes--Note D:                             -0-             -0-        (140,902)
                                    -----------      ----------       ----------
          NET INCOME (LOSS)        $ 8,864,922       $ 107,145       $ (54,027)
                                    ===========      ==========       ==========

Earnings (loss) per share:               $2.07           $0.03          $(0.01)
                                         ======          ======         ========



See notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                        NORTH CAROLINA RAILROAD COMPANY

                              Additional
                    Common     Paid-In       Retained Earnings     Shareholders'
                    Stock      Capital     Restricted Unrestricted    Equity
                  ----------  -----------  ---------- ------------  ------------

Balance at        $2,141,735  $3,588,455   $ 493,241  $ 2,301,275    $8,524,706
December 31, 1992

Net income (loss)                             16,537      (70,564)      (54,027)

Cash dividends ($0.03)                                   (128,504)     (128,504)
                  ----------  -----------  ---------- ------------  ------------

Balance at        $2,141,735  $3,588,455   $ 509,778  $ 2,102,207    $8,342,175
December 31, 1993

Net income                                    15,850       91,295       107,145

Cash dividends ($0.03)                                   (128,504)     (128,504)

Release of restricted assets                (525,628)     525,628
                  ----------  -----------  ----------  ----------- ------------

Balance at        $2,141,735  $3,588,455     $    -0-  $ 2,590,626  $8,320,816
December 31, 1994

Net income                                        -0-    8,864,922   8,864,922
                  ----------- -----------   ----------  ----------- -----------

Balance at        $2,141,735  $3,588,455     $    -0-  $11,455,548  $17,185,738
December 31, 1995
                  ==========  ============   ========== =========== ===========



See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                        NORTH CAROLINA RAILROAD COMPANY

                                                 Year Ended December 31
                                             1995          1994         1993
                                        ---------------------------------------

OPERATING ACTIVITIES
   Net income (loss)                     $ 8,864,922   $  107,145    $ (54,027)
   Cumulative effect as of change
       in method of accounting for
       income taxes                              -0-          -0-      140,902
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Deferred income taxes                    (4,600)     (27,000)     (17,000)
     Depreciation and amortization            53,907        7,977        6,927
     Lease negotiation costs              (1,037,044)    (365,267)         -0-
     Change in operating assets and liabilities:
     Rent receivable                         246,030      111,901     (154,702)
     Interest receivable and other assets     60,953      (22,915)       8,859
     Income taxes recoverable                    -0-       17,811       39,089
     Accrued expenses and accounts payable   433,372      364,686     (105,084)
     Income taxes payable                  5,230,277          -0-          -0-
                                         -----------     ---------    ----------

      NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES           13,847,817      194,338     (135,036)

INVESTING ACTIVITIES
   Increase in restricted assets                 -0-      (15,850)     (16,537)
   Release of restricted assets                  -0-      525,628          -0-
   Purchase of properties                     (5,100)      (1,487)      (2,733)
   Purchase of short-term investments     (1,643,000)    (200,000)    (817,382)
   Maturities of short-term investments    1,453,000      200,000      890,182
                                          -----------     --------    ----------

       NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES            (195,100)     508,291       53,540

FINANCING ACTIVITIES
   Dividends paid                           (128,504)         -0-     (128,504)
                                           ----------     --------    ----------

       NET CASH USED IN FINANCING           (128,504)         -0-     (128,504)
            ACTIVITIES

       INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                   13,524,213      702,629     (210,000)

Cash and cash equivalents at               1,615,284      912,655    1,122,655
    beginning of period                  -----------   -----------  ----------

       CASH AND CASH EQUIVALENTS         $15,139,497   $1,615,284   $  912,655
           AT END OF PERIOD              ===========   ===========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes was $44,254, $36,656 and $38,600 for the years ended December 31, 1995, 1994 and 1993, respectively.
   Dividends of $128,504 were declared and accrued at December 31, 1994.

See notes to financial statements.

                      NOTES TO FINANCIAL STATEMENTS

                      NORTH CAROLINA RAILROAD COMPANY

                             December 31, 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION: The North Carolina Railroad Company (the "Company"), owns approximately 317 miles of continuous railroad line extending from Charlotte, North Carolina to Morehead City, North Carolina. On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement ("Lease Extension") with Norfolk Southern to extend two prior leases of substantially all of the Company's property. (See Note C.)

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

         REVENUE RECOGNITION: Revenue is reflected in the statements of income when earned in accordance with the Company's lease arrangements on the accrual method. (See Note C.)

         INCOME TAXES: Prior to 1995, income tax expense was disproportionate to income before income taxes because the lessee of certain of the properties, pursuant to the terms of the 1895 Lease, was responsible for all income taxes attributable to the lease arrangement. The Company considered the lessee's share of the amortization of roadway costs to be a permanent difference and no deferred taxes were provided thereon.

         Under the Lease Extension, all income taxes become the responsibility of the Company as of January 1, 1995. The 1995 income tax provision does not take into account the Company's possible Real Estate Investment Trust ("REIT") election for 1995 or Norfolk Southern's potential liability for the Company's taxes should the Lease Extension not be effective. (See Note B and Note D.)

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in commercial paper, U. S. Treasury Bills, and certificates of deposit with original maturities of three months or less. Cash deposits are placed with high credit quality financial institutions. At times, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

         SHORT-TERM INVESTMENTS: Short-term investments include investments in high quality commercial paper and U. S. Treasury Bills with maturities within one year of the balance sheet date. These investments are held-to-maturity and are carried at cost, which approximates market.

         LEASE/TRANSACTION COSTS: Certain lease negotiation costs have been capitalized and will be amortized over the life of the lease agreement.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         RESTRICTED ASSETS: Under terms of its lease agreement with AECR, the Company had maintained a restricted cash account. All restrictions expired on December 31, 1994, and the assets became the unrestricted property of the Company. (See Note C.)

         FASB STATEMENT NO. 121: In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.


NOTE B--REAL ESTATE INVESTMENT TRUST

         On August 10, 1995, the Board of Directors of the Company voted to cause the Company to elect REIT status for income tax purposes, in connection with the Lease Extension. (See Note C.) The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Company received an opinion of counsel that the Company can qualify as a REIT based upon the effectiveness and terms of the Lease Extension. However, certain shareholder litigation could enjoin, delay, or otherwise affect the effectiveness of the Lease Extension, the terms of the Lease

Extension, or the timing or amount of shareholder distributions. The Company is also seeking a ruling from the Internal Revenue Service as to the effect of a one-time $5 million settlement payment with respect to the timing of the Company's REIT election, but the Company has not yet received such ruling. (See Note F.) There can be no assurance that the Company can qualify for REIT status for 1995 or later years.

         If the Company qualifies for and elects to become a REIT for the year ended December 31, 1995, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro-forma basis would be as follows:

                                         Year Ended December 31, 1995
                                                          (Unaudited)
                                        -------------------------------
               Lease of Roadway and Land                    $ 8,134,656
               Income before Income Taxes                    14,143,922
               Income Taxes                                   2,675,400
               Net Income                                    11,468,522
               Earnings per Share                                  2.68

         The pro forma effect of REIT election for 1995 would be $.61 per share.


NOTE C--LEASES ON ROADWAY AND LAND

         In 1895, the Company leased substantially all of its assets to Southern Railway Company, now known as Norfolk Southern Railway Company ("NSR"), for ninety-nine years (the "1895 Lease"). In 1989, the
Company acquired the Atlantic and North Carolina Railroad
Company, the assets of which were subject to a lease dating to 1939 with the Atlantic & East Carolina Railway Company ("AECR"), a wholly-owned subsidiary of Norfolk Southern Railway Company (the "1939 Lease"). NSR and AECR are hereinafter referred to as "Norfolk Southern". The terms of the 1895 Lease and 1939 Lease provided for expiration on January 1, 1995 and December 31, 1994, respectively, and did not require either the Company or Norfolk
Southern to renew the leases.

         On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, a shareholder has commenced a legal action challenging the validity of shareholder approval. Other shareholder derivative litigation seeking to enjoin the Lease Extension is also pending. The base annual rental under the Lease Extension is eight million dollars ($8,000,000) for the period from January 1, 1995 through December 31, 1995. Annual base rent for 1996 and each year thereafter will be adjusted each year to account for inflation during the preceding calendar year according to the implicit price deflator for the gross domestic product (IPD-GDP). In no event, however, will the base annual rental for any calendar year be less than eight million dollars ($8,000,000). The base rent adjustment in any year cannot exceed the sum of: (i) four (4%) percent of the base rent for the preceding year, plus (ii) seventy-five (75%) percent of the IPD-GDP in excess of four (4%) percent. There is a one-year delay in application of the IPD-GDP. For example, adjustment of 1995 rental payments to determine 1996 rental payments is based upon the IPD-GDP for 1994. The 1895 and 1939 Leases are extended for an initial term of thirty (30) years, through December 31, 2024 and are extendable for an additional twenty (20) years at the option of Norfolk Southern.

         A third lease to Norfolk Southern (the "1968 Lease") expires on December 31, 2067, and provides for an annual rental of $81,319 through December 2017 for certain properties in Charlotte, North Carolina. Beginning on January 1, 2018, 6% of the appraised value of the property will be the annual rental for the remaining term of the 1968 Lease. Under the terms of the 1968 Lease, all taxes connected with the property, except income taxes, are paid by the lessee. The 1968 Lease would not be affected by the Lease Extension.


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

         Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                         1995       1994      1993
                                     -------------------------------
         Current:
           Federal                   $4,736,216  $  6,000  $  9,000
           State                        547,384     4,000     4,000
                                     ----------  --------- ---------
             Total current            5,283,600    10,000    13,000

         Deferred:
           Federal                       (4,000)  (24,000)  (15,000)
           State                           (600)  ( 3,000)  ( 2,000)
                                     -----------  -------- ---------
                                         (4,600)  (27,000)  (17,000)
                                     -----------  -------- ---------
             Total current           $5,279,000  $(17,000) $( 4,000)
                                     =========== ========= =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liability as of December 31 are as follows:

                                                    1995       1994
                                                 ----------  ----------
         Deferred tax liabilities:
             Tax over book amortization          $1,153,700  $1,138,550
             Land condemnation                      196,500     196,500
                                                 ----------  ----------
                  Total deferred tax liability   $1,350,200  $1,335,050

         Deferred tax asset:
             Reorganization costs                   140,349     120,599
                                                 ----------  ----------
                   Total deferred tax asset         140,349     120,599
                                                 ----------  ----------
              Valuation allowance                       -0-         -0-
                                                 ----------  ----------
              Net deferred tax assets               140,349     120,599
                                                 ----------  ----------
              Net deferred tax liability         $1,209,851  $1,214,451
                                                 ==========  ==========

                                                     Year Ended December 31
                                                  1995        1994       1993
                                             ---------------------------------
A reconciliation of the total tax expense to
 the amount computed by applying the statutory
 income tax rates before income taxes follows:

Income taxes at the
   statutory rate                            $ 4,564,359   $ 31,551   $ 28,178
State income taxes, net of
   federal tax benefit                         1,096,029      4,657      4,376
                                              ----------   --------   --------
                                               5,660,388     36,208     32,554
Less:
   Surtax exemption                              100,000     20,505      6,714
   Dividend received deduction                     5,250      3,063     11,550
   Federal and state income
     taxes paid by lessee                        276,578     25,131      8,594
   Lessee deferred tax liability                     -0-      4,851        -0-
   Other                                            (440)      (342)     9,696
                                               ----------   --------  --------
                                                 381,388     53,208     36,554
                                               ----------   --------  --------
                                              $5,279,000   $(17,000)  $ (4,000)
                                              ===========  =========  =========

         The Company may be eligible for REIT status for 1995, which would substantially reduce the Company's income tax expense for 1995 by approximately $2.6 million, or $.61 per share. (See Note
B).


NOTE E--COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1989, the Company was notified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") of a possible abandoned pesticide disposal site on property owned by the Company in Johnston County, North Carolina. It is believed that the site was used by a predecessor owner to burn and/or bury surplus pesticides from the predecessor's business, which was not located at the site. In
January, 1994, DEHNR initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the site. On February 1, 1995, the Court granted partial summary judgment holding all of the defendants, including the Company, jointly and severally liable for the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Company, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The Company will vigorously defend the action brought by DEHNR and will aggressively pursue any other parties who may be liable for any remediation, removal, or clean-up. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Company could be materially adversely affected.

         Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." Two of the actions seek to enjoin a purported lease between the Company and Norfolk Southern and seek to recover for the Company unspecified damages and other relief from the directors. Two other actions seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern as defendants. On December 21, 1995, a shareholder derivative legal action was filed. The action seeks to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and makes other allegations against the defendants, including alleged proxy rule violations. The Company is defending the aspects of the shareholder suits relating to the shareholder meeting, the effectiveness of the Lease Extension, and attempts to enjoin the Lease Extension. The directors and officers named as defendants in the suits, represented by separate counsel, are defending damage claims brought against the directors and officers. The Company's officers and directors are indemnified in the bylaws of the Company for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence.

         On December 10, 1991, the Company initiated a lawsuit in the Mecklenburg County, North Carolina Superior Court regarding its railroad corridor through downtown Charlotte. The Company alleged that both the City of Charlotte and Norfolk Southern have breached contract obligations and obligations based on real property rights to the Company. The litigation has been disclosed by the Company in prior quarterly and annual reports to the Securities and Exchange Commission. On December 7, 1993, the North Carolina Court of Appeals ruled against the defendants' appeal and against the Company's cross-appeal. Norfolk Southern then petitioned the Supreme Court of North Carolina to review the decision of the North Carolina Court of Appeals, which petition was denied. Norfolk Southern then petitioned the United States Supreme Court for review. On June 12, 1995, the United States Supreme Court denied the petition, and the lawsuit will continue in Superior Court, Mecklenburg County, North Carolina. The
Company is engaging in negotiations to settle the litigation, but there can be no assurance of any settlement or the terms of any such settlement.


NOTE F--SETTLEMENT INCOME

         On December 1, 1995, Norfolk Southern made a one-time settlement payment of $5 million, plus interest, to the Company, as provided in the Lease Extension, in exchange for the Company's release of Norfolk Southern from certain contractual obligations relating to certain personal property upon expiration of the 1895 Lease and 1939 Lease. The Company and Norfolk Southern entered into an agreement dated August 10, 1995, whereby the settlement payment was made in early December 1995 in order to facilitate the Company seeking REIT status at the earliest practicable date.
The Company is seeking a ruling from the Internal Revenue Service as to the effect of the payment with respect to the timing of the Company's REIT election, but the Company has not yet received such ruling.  In the event the Lease Extension is invalidated, the Company is entitled to retain the payment and interest for application against any future rental or other amounts due from Norfolk Southern.
                                     57