Form 10-K/A
period 1995-12-31
NORTH CAROLINA RAILROAD CO
filed 1996-04-25
CIK 813794

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K/A-1

[x] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended December 31, 1995.
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the transition period from ___________ to ___________

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

     The total number of pages contained in this document is 15 pages.

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


     Documents Incorporated by Reference.  None.

                          TABLE OF CONTENTS

          ITEM                                               Page

Part II     7. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . . . . . . .4

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

                  Revenue from Leases of Roadway and Land

Year                                               % Change from
End          Lease Income             Total          Prior Year


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

Cautionary Statement Identifying Important Factors That Could
Cause the Registrant's Actual Results to Differ From Those
Projected in Forward Looking Statements

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

    This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the court's disposition of various legal actions challenging the Lease Extension Agreement, Norfolk Southern's ability and willingness to divert traffic from the Registrant's line should the Lease Extension Agreement not become effective, the Registrant's ability to qualify for tax treatment as a REIT and other matters which are described herein and/or in documents incorporated by reference herein.

    The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Registrant should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Registrant prior to the effective date of such Act. Forward looking statements are beyond the ability of the Registrant to control and in many cases the Registrant cannot predict what factors would cause actual results to differ materially from those indicated by the forward looking statements.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the North Carolina Railroad
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTH CAROLINA RAILROAD COMPANY

Date:  April 25, 1996          By:  /s/ John F. McNair III
                                  John F. McNair III, President
                                  and Principal Executive Officer

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

10.4 Agreement dated November 25, 1862 between the Registrant and the Chatham Railroad Company, filed as Exhibit 10.4 to Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1995, which is incorporated by reference into this Form 10-K.

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

99.2 Letter dated December 30, 1994 from Petree Stockton, L.L.P. to Norfolk Southern Railway Company, filed as Exhibit 28.9 to Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 1995, which is incorporated by reference into this Form 10-K.