Form 10-Q
period 1996-03-31
NORTH CAROLINA RAILROAD CO
filed 1996-05-15
CIK 813794

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 1996

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

     Common Stock, $.50 par Value--4,283,470 shares as of March 31, 1996.

The total number of pages contained in this document is 24 pages.

                                   INDEX

                      NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

         Balance Sheets - March 31, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .   3

         Statements of Income - Three months ended March 31,
         1996 and March 31, 1995 . . . . . . . . . . . . . .   4

         Statements of Shareholders' Equity -
         Three months ended March 31, 1996
         and March 31, 1995 . . . . . . . . . . . . . . . . .  5

         Statements of Cash Flows -
         Three months ended March 31, 1996 and
         March 31, 1995 . . . . . . . . . . . . . . . . . . .  6

         Notes to financial statements -
         March 31, 1996 . . . . . . . . . . . . . . . . . . .  7

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . 11


PART II. OTHER INFORMATION

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . 20

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 23

                        BALANCE SHEETS (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                     March 31    December 31
                                       1996         1995
                                   ------------ ------------
ASSETS
     Cash and cash equivalents     $14,565,336  $15,139,497
     Short term investments                -0-      190,000
     Interest receivable                75,810        4,447
     Prepaid expenses                   74,398          -0-
                                   ------------ ------------
          TOTAL CURRENT ASSETS      14,715,544   15,333,944


PROPERTIES
     Roadway and land--Note C        7,848,842    7,848,842
     Buildings and equipment           241,474      241,469
     Less accumulated depreciation    (301,774)    (299,559)
                                   ------------ ------------
                                     7,788,542    7,790,752
                                   ------------ ------------


OTHER ASSETS
     Lease negotiation costs, net    1,362,150    1,355,568
        of amortization of $58,428 ------------ ------------
                                   $23,866,236  $24,480,264
                                   ============ ============
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accrued expenses and
       accounts payable             $  768,949   $  854,398
     Income taxes payable            3,446,855    5,230,277
     Unearned rental income             61,000          -0-
                                  ------------  ------------
       TOTAL CURRENT LIABILITIES     4,276,804    6,084,675


DEFERRED INCOME TAXES                1,212,451    1,209,851


COMMITMENTS AND CONTINGENCIES--Note D


SHAREHOLDERS' EQUITY
    Common stock, par value $0.50 per share--
     10,000,000 shares authorized, 4,283,470
     shares issued and outstanding   2,141,735    2,141,735
     Additional paid-in capital      3,588,455    3,588,455
     Retained earnings              12,646,791   11,455,548
                                   ------------ ------------
                                    18,376,981   17,185,738
                                   ------------ ------------
                                   $23,866,236  $24,480,264
                                   ============ ============

See notes to financial statements.

                     STATEMENTS OF INCOME (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                                   Three Months Ended
                                                        March 31
                                                    1996          1995
                                                --------------------------
                                                               (Restated)
Revenues:
     Lease of roadway and land                    $2,062,429   $2,079,702
     Interest income                                 215,848       31,504
     Rental income                                       600        3,150
     Other                                               277       30,234
                                                   ----------  -----------
                                                   2,279,154    2,144,590

Expenses:
     Salaries and administrative                      63,024       61,106
     Professional fees                                92,008      116,229
     Insurance and taxes                              30,447       16,332
     Amortization expense                             11,685          -0-
     Depreciation                                      2,215        1,791
     Consulting fees                                  18,918       14,651
     Other                                            17,936       26,692
                                                   ----------   ----------
                                                     236,233      236,801

     INCOME BEFORE INCOME TAXES                    2,042,921    1,907,789

Income taxes:
     Current                                         849,078      798,243
     Deferred                                          2,600        2,600
                                                   ----------  -----------
                                                     851,678      800,843
                                                   ----------  -----------

     NET INCOME                                   $1,191,243   $1,106,946
                                                  ==========   ===========


Earnings per share:                                    $0.28        $0.26
                                                       =====        =====


See notes to financial statements.

              STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                          Additional
                                Common     Paid-In     Retained    Shareholders'
                                Shares     Capital     Earnings       Equity
                              ---------  ----------- ------------ -------------
Balance at January 1, 1995   $2,141,735  $3,588,455   $ 2,590,626  $ 8,320,816


Net income                                              1,106,946    1,106,946
                             ----------  ----------    ----------   ----------

Balance at March 31, 1995    $2,141,735  $3,588,455   $ 3,697,572  $ 9,427,762
    (Restated)               ==========  ==========   ===========  ===========

Balance at January 1, 1996   $2,141,735  $3,588,455   $11,455,548  $17,185,738

Net income                                              1,191,243    1,191,243
                             ----------  ----------   -----------  -----------

Balance at March 31, 1996    $2,141,735  $3,588,455   $12,646,791  $18,376,981
                             ==========  ==========   ===========  ===========





See notes to financial statements.

                             STATEMENTS OF CASH FLOWS

                         NORTH CAROLINA RAILROAD COMPANY



                                                       Three Months Ended
                                                            March 31
                                                      1996             1995
                                                   ---------------------------
                                                                    (Restated)
OPERATING ACTIVITIES
    Net income                                       $1,191,243     $1,106,946
    Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Deferred income taxes                              2,600           2,600
      Depreciation and amortization                     13,900           1,791
      Lease negotiation costs                          (18,268)        (56,256)
      Change in operating assets and liabilities:
        Rent receivable                                    -0-      (1,834,893)
        Interest receivable                            (71,363)        (19,222)
        Other assets                                   (74,398)          6,863
        Income taxes recoverable                           -0-         (16,130)
        Accrued expenses                               (85,453)          3,366
        Unearned rental income                          61,000          61,000
        Income taxes payable                        (1,783,422)        835,345
                                                    -----------      ----------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES (764,161)         91,410


INVESTING ACTIVITIES
    Purchase of short-term investments                     -0-        (673,000)
    Maturity of short-term investments                 190,000             -0-
                                                    ----------       ----------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES  190,000        (673,000)

FINANCING ACTIVITIES
    Dividends paid                                         -0-        (128,504)
                                                    ----------       ----------
    NET CASH USED IN FINANCING ACTIVITIES                  -0-        (128,504)

DECREASE IN CASH AND CASH EQUIVALENTS
                                                      (574,161)       (710,094)

Cash and cash equivalents at beginning of period    15,139,497       1,615,284
                                                    ----------       ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD     $14,565,336      $  905,190
                                                   ===========      ===========


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

    In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of North Carolina Railroad Company (the "Company" or "NCRR") as of and for each of the periods presented. These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for 1995.

    PROPERTIES: Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate Commerce Commission. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land.

    INCOME TAXES: Under the terms of the Lease Extension, all income taxes become the responsibility of the Company as of January 1, 1995. The 1995 income tax provision does not take into account the Company's possible Real Estate Investment Trust ("REIT") election for 1995 or Norfolk Southern's potential liability for the Company's taxes should the Lease Extension not be effective. (See Note B.)

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

    LEASE/TRANSACTION COSTS: Certain lease negotiation costs have been capitalized and are being amortized over the life of the lease agreement.

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

    If the Company qualifies for and elects to become a REIT for 1995 and 1996, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro-forma basis would be as follows:

                         Three Months Ended   Three Months Ended
                           March 31, 1996        March 31, 1995
                                        (Unaudited)  (Restated)
                          -------------------------------------
Lease of Roadway and Land    $ 2,062,429           $ 2,079,702
Income before Income Taxes     2,042,921             1,907,789
Income Taxes                      41,600                30,800
Net Income                     2,001,321             1,876,989
Earnings per Share                   .47                   .44

    The pro forma effect of REIT election for the three month period ended March 31, 1995 would be $.18 per share, and for the three month period ended March 31, 1996 would be $.19 per share.


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


NOTE D--COMMITMENTS AND CONTINGENCIES

    In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele environmental site. Information about the litigation has been disclosed by the Registrant in prior annual and quarterly reports to the Securities and Exchange Commission. The Registrant is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Company, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Company could be materially adversely affected.

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

NOTE E - RESTATEMENT

    The March 31, 1995 financial statements previously presented have been restated to reflect the retroactive rental payment of approximately $7.8 million for 1995 called for in the Lease Extension described in Note C. The payment was received in December, 1995 following shareholder approval of the Lease Extension at a shareholder meeting on December 15, 1995. The Company has restated the previously stated lease of roadway and land and related income tax effects to reflect the recognition of the rental payment ratably over 1995. The effect of this restatement on net income and retained earnings was $1,112,890, or $.26 per share.

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

    On August 10, 1995, the Board of Directors of the Registrant approved a Lease Extension with Norfolk Southern. The Lease Extension would extend the terms of the 1895 Lease and the 1939 Lease, and the effectiveness of the Lease Extension is retroactive to January 1, 1995. On August 24, 1995, the Board of Directors of NSR and the Board of Directors of AECR approved the Lease Extension. On December 15, 1995, the Registrant held a shareholder meeting to approve the Lease Extension, which meeting is being challenged in court. See Item 3, Legal Proceedings, regarding litigation challenging the validity of shareholder approval and seeking to enjoin the Lease Extension.

Liquidity and Capital Resources

    Pursuant to the Lease Extension, the Registrant's lessees pay for maintenance and all operating railroad equipment. Therefore, the Registrant does not anticipate any need for substantial capital expenditures unless the Lease Extension is deemed not to have been approved by the shareholders at the December 15, 1995 shareholder meeting.

    If shareholder approval of the Lease Extension is deemed invalid and the Lease Extension is not approved by the shareholders at a future shareholder meeting, and the Registrant is unable to negotiate other leases upon acceptable terms, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line. Pursuant to a separate agreement for the payment of $5.2 million (including interest) by Norfolk Southern on December 1, 1995 in settlement of certain personal property and equipment claims as called for the Lease Extension, the settlement payment is not required to be returned to Norfolk Southern in the event the Lease Extension is invalidated or enjoined. Pursuant to the agreement, the payment is to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. Therefore, in such event, the Registrant's claims for certain personal property and equipment or other claims would be offset by the payment amount.

    Notwithstanding Norfolk Southern's knowledge of the shareholder derivative actions challenging approval of the Lease Extension and the Registrant's failure to confirm the effectiveness of the Lease Extension, on December 28, 1995 Norfolk Southern paid the Registrant approximately $7.8 million, which is the amount that would have been owed to the Registrant under the terms of the Lease Extension had the Lease Extension become retroactively effective as of January 1, 1995. During 1996 to date, Norfolk Southern has continued to make payments to the Registrant in amounts that would be due if the Lease Extension is effective, approximately $680,000 monthly. There can be no assurance, however, that Norfolk Southern will continue to make such payments. Nonetheless, the Registrant does not foresee any need for funds during 1996 which cannot be met primarily from available cash. However, see Item 3, Legal Proceedings, regarding litigation challenging the validity of shareholder approval and seeking to enjoin the Lease Extension. In the event shareholder approval of the Lease Extension is deemed invalid, if the Registrant and Norfolk Southern litigate lease compensation or abandonment issues before the United States Surface Transportation Board, (the successor agency to the Interstate Commerce Commission), claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance part of the litigation expenses.

    In order to qualify as a REIT for federal income tax purposes, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital if the Registrant elects REIT status. See "Real Estate Investment Trust Election" below. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of operating expenses. The Company intends to invest amounts accumulated for distribution in short-term investments.

    The Registrant's liquidity (cash and short-term investments) decreased from $15,329,497 at December 31, 1995 to $14,565,336 at
March 31, 1996. Short-term investments in U. S. Treasury Bills of $190,000 will mature within 90 days of the balance sheet date. The Registrant's cash and cash equivalents decreased by $574,161 from December 31, 1995 to $14,565,336 at March 31, 1996.

    For the three month period ended March 31, 1996, $764,161 of net cash was used in operating activities and was primarily attributable to net income of $1,191,243, which was offset by $1,783,422 of income taxes payable.

    Investing activities resulted in a net use of cash of $190,000 as short-term investments will mature within 90 days of the balance sheet date.

Results of Operations

    Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made payments in the amounts called for in the Lease Extension for additional 1995 rental, and beginning in January, 1996, began making monthly payments in the amount called for in the Lease Extension for 1996 rental. See Item 3, Legal Proceedings, regarding shareholder litigation seeking to enjoin the Lease Extension or invalidate shareholder approval of the Lease Extension.

    The March 31, 1995 financial statements have been restated to reflect the recognition of the above described additional rental payment ratably over 1995. (See Note E to financial statements.)

    Total revenues increased to $2,279,154 for the three month period ended March 31, 1996 as compared to $2,144,590 for the same period ended March 31, 1995. The increase was attributable primarily to an increase in interest income of $184,344, which was partially offset by a slight decrease in rental revenue from leases of roadway and land and a decrease in other income.

    Interest income increased from $31,504 for the three month period ended March 31, 1995 to $215,848 for the same period ended
March 31, 1996. The increase was primarily attributable to an increase in average levels of invested cash.

    Rental income decreased from $3,150 for three month period ended March 31, 1995 to $600 for the same period ended March 31, 1996. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

    Salary and administrative expenses increased slightly from $61,106 for the three month period ended March 31, 1995 to $63,024 for the same period ended March 31, 1996.

    For the three month period ended March 31, 1996, professional fees paid by the Registrant decreased to $92,008 as compared to $116,229 for the same period ended March 31, 1995. Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation and other general items. The decrease was attributable to lower professional fees associated with the Registrant's preparation for termination of its leases, evaluation of REIT qualification, and litigation fees.

    Insurance and taxes increased to $30,447 for the three month period ended March 31, 1996 as compared to $16,332 for the same period ended March 31, 1995. The increase is primarily attributable to an increase in the Registrant's directors and officers insurance premiums, which increases the Registrant expects to continue to incur in future periods. The Registrant also expects to incur higher property tax expense in future periods to the extent properties are excluded from the Lease Extension for separate management by the Registrant.

    The majority of investment banking fees and other fees associated with the Lease Extension are currently being capitalized for financial reporting and income tax purposes and will be amortized over the 30-year term of the Lease Extension. Amortization expense of $11,685 for the three month period ended March 31, 1996 related to capitalized lease negotiations costs.

    Consulting fees increased from $14,651 for the three month period ended March 31, 1995 to $18,918 for the same period ended March 31, 1996. Consulting fees are attributable to the number and magnitude of projects, primarily in connection with the Lease Extension, and environmental assessment fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation and matters related to the Lease Extension are resolved.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended March 31, 1996, other expenses were $17,936 as compared to $26,692 for the same period ended March 31, 1995.

    Net income tax expense remained relatively constant at $851,678 for the three month period ended March 31, 1996 as compared to $800,843 for the same period ended March 31, 1995. Under the 1895 Lease, all taxes, including income taxes attributable to the lease, were the responsibility of Norfolk Southern as lessee. Under the Lease Extension, all income taxes become the responsibility of the Registrant as of January 1, 1995. The 1995 income tax provision does not take into account the Registrant's possible REIT election for 1995 and 1996 or Norfolk Southern's potential liability for the Registrant's taxes should the Lease Extension not be effective. See "Real Estate Investment Trust Election" below and Note B and Note C to the financial statements.

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and 1939 Lease, increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease. The Lease Extension contains an inflation adjustment provision, which resulted in an increase in base rental of $42,100, or 2.1%, for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995.

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

    The status of the Peele environmental site is disclosed in
Item 3 "Legal Proceedings." According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. At this time, the Registrant does not know the total amount of its financial exposure, the timing of the resolution of the matter, or the extent to which the Registrant's potential exposure may be reduced by contribution or indemnification from other parties. The Registrant does not have insurance to minimize its potential exposure. Legal expenses and the costs of remediation, removal, or cleanup represent a possible substantial future drain on the financial resources of the Registrant which cannot be quantified at this time. Any future remediation, removal, or cleanup at the site should have no effect upon railroad operations.

Real Estate Investment Trust Election

    On August 10, 1995, the Board of Directors of the Registrant voted to cause the Registrant to elect REIT status for income tax purposes, in connection with the Lease Extension. If the Registrant qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Registrant received an opinion of counsel that the Registrant can qualify as a REIT based upon the effectiveness and terms of the Lease Extension. However, the Registrant is seeking a ruling from the Internal Revenue Service as to the effect of the $5 million one-time settlement payment with respect to the timing of the Registrant's REIT election, but the Registrant has not yet received such ruling. In addition, certain shareholder litigation could enjoin, delay, or otherwise affect the effectiveness of the Lease Extension, the terms of the Lease Extension, or the timing or amount of shareholder distributions. In that event, the litigation may delay or even cause the Registrant to be unable to qualify for REIT status, which would substantially decrease the after-tax net income available for distribution to shareholders of the Registrant. See Item 3, Legal Proceedings, for a description of the shareholder litigation.

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

    Due to the uncertainty over the effectiveness of the Lease Extension caused by the shareholder derivative actions challenging the validity of shareholder approval of the Lease Extension, the Registrant has determined to delay a decision as to whether to elect REIT status for its 1995 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may make an election to be taxed as a REIT for 1995. The Registrant believes it may be able to qualify for 1995 and later years. If the Lease Extension is invalidated, the Registrant does not know whether its income for 1995 and later years will qualify the Registrant for REIT status. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made. Accordingly, the Registrant will evaluate the tax benefits to be gained by electing REIT tax status compared to the possible detriment to the Registrant if the Registrant is disqualified from REIT tax status for four subsequent taxable years following any such election. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. There can be no assurance that the Registrant can qualify for REIT status for 1995 or later years. (See Note B to the financial statements regarding pro forma information in the event the Registrant qualifies for REIT status.)

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

Peele Site

    In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Registrant and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele environmental site. Information about the litigation has been disclosed by the Registrant in prior annual and quarterly reports to the Securities and Exchange Commission. The Registrant is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants. According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. The ultimate costs of any remediation, removal, or clean-up are not known. However, if such costs are not paid by other parties, the financial position of the Registrant could be materially adversely affected.

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

    On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action seeks to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and makes other allegations against the defendants, including alleged proxy rule violations. The court has not enjoined the Lease Extension. The bylaws of the Registrant provide that, in order to constitute a quorum for a shareholders' meeting, a majority of the shares of stock of the Registrant held by shareholders other than the State of North Carolina, must be represented, in person or by proxy, at the meeting. The plaintiff also sought a temporary restraining order seeking permission to review the proxy records of the shareholder meeting, which access was granted by the court. On February 26, 1996 the court granted a motion by the Registrant to accelerate discovery on the issue whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting, and stayed discovery with respect to all other issues. The Registrant expects the court to rule on the quorum issue during the second quarter, but there can be no assurance of the timing of such ruling or whether any such ruling will be appealed by any of the parties, including the Registrant. See "Real Estate Investment Trust Election" above regarding the possible effects of the shareholder litigation on the Registrant's ability to qualify for REIT status. The Registrant is considering bringing a counterclaim or separate legal action against certain shareholders of the Registrant for proxy rules violations.

    The Registrant is defending the aspects of the shareholder suits relating to the shareholder meeting, the effectiveness of the Lease Extension, and attempts to enjoin the Lease Extension. Information about indemnification of directors, directors and officers insurance, and related matters has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission.

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


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Index to Exhibits

            Exhibit No.                    Description
             -----------              ----------------------

                27                   Financial Data Schedule

         There are no other changes to exhibits from the Registrant's Form 10-K for the period ended March 31, 1996.

    (b)  Reports on Form 8-K

         None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTH CAROLINA RAILROAD COMPANY

DATE:    May 15, 1996         /s/ John F. McNair III
                              John F. McNair III
                              President


DATE:    May 14, 1996         /s/ Lynn T. McConnell
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer