Form 10-Q/A
period 1995-03-31
NORTH CAROLINA RAILROAD CO
filed 1996-08-07
CIK 813794

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

The total number of pages contained in this document is 21 pages.

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

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . 12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 21

                        BALANCE SHEETS (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                                 March 31      December 31
                                                   1996           1995
                                               -------------  -------------
ASSETS
     Cash and cash equivalents                  $14,565,336    $15,139,497
     Short term investments                             -0-        190,000
     Interest receivable                             75,810          4,447
     Prepaid expenses                                74,398            -0-
                                                ------------   ------------
          TOTAL CURRENT ASSETS                   14,715,544     15,333,944


PROPERTIES
     Roadway and land--Note C                     7,848,842      7,848,842
     Buildings and equipment                        241,474        241,469
     Less accumulated depreciation                 (301,774)      (299,559)
                                                ------------   ------------
                                                  7,788,542      7,790,752
                                                ------------   ------------


OTHER ASSETS
     Lease negotiation costs, net of              1,362,150      1,355,568
          amortization of $58,428               ------------   ------------
                                                $23,866,236    $24,480,264
                                                ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accrued expenses and accounts payable       $  768,949     $  854,398
     Income taxes payable                         3,446,855      5,230,277
     Unearned rental income                          61,000            -0-
                                                ------------   ------------
          TOTAL CURRENT LIABILITIES               4,276,804      6,084,675


DEFERRED INCOME TAXES                             1,212,451      1,209,851


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
                                                ============   ============

See notes to financial statements.

                     STATEMENTS OF INCOME (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                                     Three Months Ended
                                                          March 31
                                                     1996          1995
                                                 --------------------------

Revenues:
     Lease of roadway and land                    $2,062,429    $  168,569
     Interest income                                 215,848        31,504
     Rental income                                       600         3,150
     Other                                               277        30,234
                                                   ----------   -----------
                                                   2,279,154       233,457

Expenses:
     Salaries and administrative                      63,024        61,106
     Professional fees                                92,008       116,229
     Insurance and taxes                              30,447        16,332
     Amortization expense                             11,685           -0-
     Depreciation                                      2,215         1,791
     Consulting fees                                  18,918        14,651
     Other                                            17,936        26,692
                                                   ----------   ----------
                                                     236,233       236,801

     INCOME BEFORE INCOME TAXES                    2,042,921        (3,344)

Income taxes:
     Current                                         849,078           -0-
     Deferred                                          2,600         2,600
                                                   ----------   -----------
                                                     851,678         2,600
                                                   ----------   -----------

     NET INCOME                                   $1,191,243    $   (5,944)
                                                  ==========    ===========


Earnings per share:                                    $0.28          $0.00
                                                      ======         ======


See notes to financial statements.

              STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                         Additional
                              Common      Paid-In      Retained    Shareholders'
                              Shares      Capital      Earnings       Equity
                            ----------   ----------  ------------ -------------

Balance at January 1, 1995  $2,141,735   $3,588,455  $ 2,590,626   $ 8,320,816


Net income                                                (5,944)       (5,944)
                            ----------   ----------  ------------  ------------

Balance at March 31, 1995   $2,141,735   $3,588,455  $ 2,584,682   $ 8,314,872
                            ==========   ==========  ===========   ===========

Balance at January 1, 1996  $2,141,735   $3,588,455  $11,455,548   $17,185,738

Net income                                             1,191,243     1,191,243
                            ----------   ----------  -----------   -----------

Balance at March 31, 1996   $2,141,735   $3,588,455  $12,646,791   $18,376,981
                            ==========   ==========  ===========   ===========



See notes to financial statements.

                             STATEMENTS OF CASH FLOWS

                         NORTH CAROLINA RAILROAD COMPANY

                                                         Three Months Ended
                                                              March 31
                                                       1996             1995
                                             -----------------------------------

OPERATING ACTIVITIES
    Net income                                       $1,191,243     $   (5,944)
    Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Deferred income taxes                               2,600          2,600
      Depreciation and amortization                      13,900          1,791
      Lease negotiation costs                           (18,268)       (56,256)
      Change in operating assets and liabilities:
        Rent receivable                                     -0-        113,342
        Interest receivable                             (71,363)       (12,359)
        Other assets                                    (74,398)           -0-
        Income taxes recoverable                            -0-        (16,130)
        Accrued expenses                                (85,453)         3,366
        Unearned rental income                           61,000         61,000
        Income taxes payable                         (1,783,422)           -0-
                                                     ------------     ---------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (764,161)        91,410


INVESTING ACTIVITIES
    Purchase of short-term investments                       -0-      (673,000)
    Maturity of short-term investments                   190,000           -0-
                                                       ----------     ----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   190,000       (673,000)

FINANCING ACTIVITIES
    Dividends paid                                           -0-       (128,504)
                                                       ----------     ----------
    NET CASH USED IN FINANCING ACTIVITIES                    -0-       (128,504)

DECREASE IN CASH AND CASH EQUIVALENTS                   (574,161)      (710,094)

Cash and cash equivalents at beginning of period      15,139,497      1,615,284
                                                      -----------     ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $14,565,336     $  905,190
                                                     ============    ===========


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

    INCOME TAXES: The income tax provision does not take into account the Company's possible Real Estate Investment Trust ("REIT") election for 1995 or Norfolk Southern's potential liability for the Company's taxes should the Lease Extension Agreement not be effective. (See Note B and Note C.)

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

    LEASE/TRANSACTION COSTS: Certain lease negotiation costs have been capitalized and are being amortized over the life of the Lease Extension Agreement. (See Note C.)

NOTE B--REAL ESTATE INVESTMENT TRUST

    On August 10, 1995, the Board of Directors of the Company voted to cause the Company to elect REIT status for income tax purposes, in connection with the Lease Extension Agreement. (See Note C.) The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Company received an opinion of counsel that the Company can qualify as a REIT based upon the effectiveness and terms of the Lease Extension. However, certain shareholder litigation could enjoin, delay, or otherwise affect the effectiveness of the Lease Extension, the terms of the Lease Extension, or the timing or amount of shareholder distributions. The Company is also seeking a ruling from the Internal Revenue Service as to the effect of a one-time $5 million settlement payment with respect to the timing of the Company's REIT election, but the Company has not yet received such ruling.
There can be no assurance that the Company can qualify for REIT status for 1995 or later years.

    If the Company qualifies for and elects to become a REIT for 1995 and 1996, and recognizes the December 1995 payment of additional rent ratably over all of 1995, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro-forma basis would be as follows:

                          Three Months Ended   Three Months Ended
                            March 31, 1996        March 31, 1995
                                        (Unaudited)
                            -------------------------------------
Lease of Roadway and Land    $ 2,062,429           $ 2,079,702
Income before Income Taxes     2,042,921             1,907,789
Income Taxes                      41,600                30,800
Net Income                     2,001,321             1,876,989
Earnings per Share                   .47                   .44

    The pro forma effect of REIT election and recognition of the 1995 lump sum rental payment ratably for the three month period ended March 31, 1995 would be $.44 per share, and the effect of REIT election for the three month period ended March 31, 1996 would be $.19 per share.


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

    On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement ("Lease Extension") to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, a shareholder has commenced a legal action challenging the validity of shareholder approval. Other shareholder derivative litigation seeking to enjoin the Lease Extension is also pending. The base annual rental under the Lease Extension is eight million dollars ($8,000,000) for the period from January 1, 1995 through December 31, 1995. Annual base rent for 1996 and each year thereafter will be adjusted each year to account for inflation during the preceding calendar year according to the implicit price deflator for the gross domestic product (IPD-GDP). In no event, however, will the base annual rental for any calendar year be less than eight million dollars ($8,000,000). The base rent adjustment in any year cannot exceed the sum of: (i) four (4%) percent of the base rent for the preceding year, plus (ii) seventy-five (75%) percent of the IPD-GDP in excess of four (4%) percent. There is a one-year delay in application of the IPD-GDP. For example, adjustment of 1995 rental payments to determine 1996 rental payments is based upon the IPD-GDP for 1994. The 1895 and 1939 Leases are extended for an initial term of thirty (30) years, through December 31, 2024 and are extendable for an additional twenty (20) years at the option of Norfolk Southern.

    Following approval of the Lease Extension, Norfolk Southern paid approximately $7.8 million to the Company for 1995 as called for in the Lease Extension. If this payment had been recognized ratably over all of 1995, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro forma basis would be as follows:

                                      Three Months Ended
                                        March 31, 1995
                                          (Unaudited)
                                      ------------------
   Lease of Roadway and Land            $ 2,079,702
   Income before Income Taxes             1,907,789
   Income Taxes                             800,843
   Net Income                             1,106,946
   Earnings Per Share                           .26

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

Results of Operations

    Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million as called for in the Lease Extension for additional 1995 rental, and beginning in January, 1996, began making monthly payments in the amount called for in the Lease Extension for 1996 rental. See
Item 3, Legal Proceedings, regarding shareholder litigation seeking to enjoin the Lease Extension or invalidate shareholder approval of the Lease Extension. If the $7.8 million payment described above were recognized ratably over 1995, revenue from lease of roadway and land, income before income taxes, income taxes, net income, and earnings per share would be substantially higher for the period ended March 31, 1995, as noted below.

    Total revenues increased from $233,457 for the three month period ended March 31, 1995 to $2,279,154 for the same period ended March 31, 1996. The increase was attributable primarily to an increase in revenue from leases of roadway and land.

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

    Net income tax expense increased to $851,678 for the three month period ended March 31, 1996 as compared to $2,600 for the same period ended March 31, 1995. The increase is attributable to substantially higher net income from payments under the Lease Extension, pursuant to which all income taxes become the responsibility of the Registrant as of January 1, 1995. Under the 1895 Lease, all taxes, including income taxes attributable to the lease, were the responsibility of Norfolk Southern as lessee. The 1995 income tax provision does not take into account the Registrant's possible REIT election for 1995 and 1996 or Norfolk Southern's potential liability for the Registrant's taxes should the Lease Extension not be effective. See "Real Estate Investment Trust Election" below and Note B and Note C to the financial statements.

    If the $7.8 million Norfolk Southern payment received in December, 1995 were recognized ratably over all of 1995, results of operations for the period ended March 31, 1995 as compared to the same period ended March 31, 1996 would be as follows:

                           Three Months Ended  Three Months Ended
                             March 31, 1996      March 31, 1995
                                         (Unaudited)
                          ---------------------------------------

Lease of Roadway and Land     $2,062,429           $2,079,702
Income before Income Taxes     2,042,921            1,907,789
Income Taxes                     851,678              800,843
Net Income                     1,191,243            1,106,946
Earnings Per Share                   .28                  .26

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and 1939 Lease, increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease. The Lease Extension contains an annual inflation adjustment provision, which resulted in an increase in base rental of $42,100, or 2.1%, for the quarter.

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


                              NORTH CAROLINA RAILROAD COMPANY

DATE:   August 7, 1996        /s/ Lynn T. McConnell
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer