Form 10-Q
period 1996-06-30
NORTH CAROLINA RAILROAD CO
filed 1996-08-14
CIK 813794

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 1996

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

     Common Stock, $.50 par Value--4,283,470 shares as of June 30, 1996.

The total number of pages contained in this document is 36 pages.

                                   INDEX

                      NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .  3

         Statements of Income - Three months ended
         June 30, 1996 and June 30, 1995 and six
         months ended June 30, 1996 and
         June 30, 1995 . . . . . . . . . . . . . .. . . . . . 4

         Statements of Shareholders' Equity -
         Six months ended June 30, 1996
         and June 30, 1995  . . . . . . . . . . . . . . . . . 5

         Statements of Cash Flows -
         Six months ended June 30, 1996 and
         June 30, 1995 . . . . . . . . . . . . . . . . . . .  6

         Notes to financial statements -
         June 30, 1996 . . . . . . . . . . . . . . . . . . .  7

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . 12


PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . 22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 26

                        BALANCE SHEETS (Unaudited)

                      NORTH CAROLINA RAILROAD COMPANY

                                                June 30    December 31
                                                  1996        1995
                                              ----------- ------------
ASSETS
     Cash and cash equivalents                $16,461,959  $15,139,497
     Short term investments                           -0-      190,000
     Interest receivable                          115,166        4,447
     Prepaid expenses                              49,593          -0-
                                              -----------  -----------
          TOTAL CURRENT ASSETS                 16,626,718   15,333,944


PROPERTIES
     Roadway and land--Note C                   7,848,842    7,848,842
     Buildings and equipment                      241,469      241,469
     Less accumulated depreciation               (303,989)    (299,559)
                                              -----------  -----------
                                                7,786,322    7,790,752
                                              -----------  -----------


OTHER ASSETS
     Lease negotiation costs, net of            1,350,370    1,355,568
          amortization of $70,115             -----------  -----------
          and $46,743                         $25,763,410  $24,480,264
                                              ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accrued expenses and accounts payable     $  732,886    $ 854,398
     Income taxes payable                       4,217,933    5,230,277
     Unearned rental income                        40,665          -0-
                                               ----------   ----------
          TOTAL CURRENT LIABILITIES             4,991,484    6,084,675


DEFERRED INCOME TAXES                           1,215,051    1,209,851


COMMITMENTS AND CONTINGENCIES--Note D


SHAREHOLDERS' EQUITY
     Common stock, par value $0.50 per share--
      10,000,000 shares authorized, 4,283,470
      shares issued and outstanding             2,141,735    2,141,735
     Additional paid-in capital                 3,588,455    3,588,455
     Retained earnings                         13,826,685   11,455,548
                                              -----------  -----------
                                               19,556,875   17,185,738
                                              -----------  -----------
                                              $25,763,410  $24,480,264
                                             ============  ===========

See notes to financial statements.

                        STATEMENTS OF INCOME (Unaudited)

                        NORTH CAROLINA RAILROAD COMPANY

                                     Three Months Ended       Six Months Ended
                                          June 30                  June 30
                                     1996          1995      1996         1995
                                  -----------------------  ---------------------

Revenues:
 Lease of roadway and land        $ 2,062,429 $  183,694    $4,124,858 $ 352,263
 Interest income                      201,000     20,429       416,849    51,933
 Rental income                          7,800        -0-         8,400     3,150
 Gain on sale of real estate              -0-    473,956           -0-   473,956
 Other                                    -0-     34,015           277    64,250
                                   ---------- ----------    ----------  --------
                                    2,271,229    712,094     4,550,384   945,552


Expenses:
 Salaries and administrative           72,164     56,394       135,189   117,500
 Professional fees                     85,161     53,390       177,170   169,618
 Insurance and taxes                   31,214     14,038        61,661    26,599
 Amortization expense                  11,685        -0-        23,371       -0-
 Depreciation                           2,215      1,791         4,430     3,583
 Consulting fees                       11,240      8,271        30,158    22,922
 Other                                 25,971     33,260        43,912    63,725
                                   ----------  ---------    ----------  --------
                                      239,650    167,144       475,891   403,947
                                   ----------  ---------    ----------  --------
 INCOME BEFORE INCOME TAXES         2,031,579    544,950     4,074,493   541,605


Income taxes:
 Current                              849,078    202,000     1,698,156   202,000
 Deferred                               2,600      2,600         5,200     5,200
                                   ----------  ---------    ----------  --------
                                      851,678    204,600     1,703,356   207,200
                                   ----------  ---------    ----------  --------
 NET INCOME                        $1,179,901  $ 340,350    $2,371,137 $ 334,405
                                   ========== ==========    ========== ========


Earnings per share:                     $0.27      $0.08         $0.55    $0.08
                                        =====      =====         =====    =====

See notes to financial statements.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                        NORTH CAROLINA RAILROAD COMPANY

                                          Additional
                               Common       Paid-In     Retained   Shareholders'
                                Stock       Capital     Earnings     Equity
                             ----------   ----------   ----------  -----------

Balance at January 1, 1995   $2,141,735   $3,588,455   $2,590,626  $ 8,320,816

Net income                                                334,405      334,405
                             ----------   ----------   ----------  -----------
Balance at June 30, 1995     $2,141,735   $3,588,455   $2,925,031  $ 8,655,221
                             ==========   ==========   ==========  ===========

Balance at January 1, 1996   $2,141,735   $3,588,455  $11,455,548  $17,185,738

Net income                                              2,371,137    2,371,137
                             ----------   ----------  -----------  -----------

Balance at June 30, 1996     $2,141,735   $3,588,455  $13,826,685  $19,556,875
                             ==========   ==========  ===========  ===========


See notes to financial statements.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                        NORTH CAROLINA RAILROAD COMPANY

                                                       Six Months Ended
                                                            June 30
                                                      1996            1995
                                                  ---------------------------

OPERATING ACTIVITIES
 Net income                                        $2,371,137       $ 334,405
 Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Deferred income taxes                               5,200           5,200
    Depreciation and amortization                      27,801           3,583
    Lease negotiation costs                           (18,173)       (131,935)
    Change in operating assets and liabilities:
      Rent receivable                                      -0-        123,227
      Interest receivable                            (110,719)            751
      Other assets                                    (49,593)         (2,405)
      Accrued expenses                               (121,512)        (60,134)
      Unearned rental income                           40,665          40,661
      Income taxes payable                         (1,012,344)        180,000
                                                   ----------      ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES          1,132,462         493,353


INVESTING ACTIVITIES
 Purchase of short-term investments                       -0-        (730,000)
 Maturity of short-term investments                   190,000         273,000
                                                   ----------      ----------
 NET CASH PROVIDED BY (USED IN) INVESTING
                    ACTIVITIES                        190,000        (457,000)


FINANCING ACTIVITIES
 Dividends paid                                           -0-        (128,504)
                                                   ----------      ----------
 NET CASH USED IN FINANCING ACTIVITIES                    -0-        (128,504)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,322,462         (92,151)

Cash and cash equivalents at beginning of period   15,139,497       1,615,284
                                                  -----------      ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $16,461,959      $1,523,133
                                                  ===========      ==========

See notes to financial statements

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

 INCOME TAXES: The income tax provision does not take into account the Company's possible Real Estate Investment Trust ("REIT") election for 1995, the possibility of a claim by Norfolk Southern for a refund of payments made since December, 1995, or Norfolk Southern's potential liability for any income taxes on such payments. (See Note B and Note C.)

 CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in commercial paper, U. S. Treasury Bills, or certificates of deposit with original maturities of three months or less. Cash deposits are placed with high credit quality financial institutions. Deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

 SHORT-TERM INVESTMENTS: Short-term investments include investments in high quality commercial paper or U. S. Treasury
Bills with maturities within one year of the balance sheet date.
These investments are held-to-maturity and are carried at cost, which approximates market.

 LEASE/TRANSACTION COSTS: Certain lease negotiation costs were being capitalized and amortized over the life of the Lease
Extension Agreement. The Company is evaluating the extent to which such costs may be expensed currently for financial reporting and income tax purposes. (See Note C.)

NOTE B--REAL ESTATE INVESTMENT TRUST

    On August 10, 1995, the Board of Directors of the Company voted to cause the Company to elect REIT status for income tax purposes, in connection with the Lease Extension Agreement. (See Note C.) The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Company had received an opinion of counsel that the Company could have qualified as a REIT based upon the effectiveness and terms of the Lease Extension Agreement. However, on July 29, 1996, a federal court enjoined the Company from implementing the terms of the Lease Extension Agreement.
The Company will have to evaluate whether and when to elect REIT status in light of the court order. The Company's decision about electing REIT status will affect the timing and amount of shareholder distributions, if any. There can be no assurance that the Company can qualify for REIT status for 1995 or later years.

    If the Company qualifies for and elects to become a REIT for 1995 and 1996, and recognizes the December 1995 payment of additional rent ratably over all of 1995, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro-forma basis would be as follows:

                            Six Months Ended       Six Months Ended
                             June 30, 1996           June 30, 1995
                                          (Unaudited)
                           -----------------------------------------
Lease of Roadway and Land     $ 4,124,858            $ 4,155,779
Income before Income Taxes      3,648,967              3,751,832
Income Taxes                       83,200              1,158,250
Net Income                      3,565,767              2,593,582
Earnings per Share                    .83                    .61

    The pro forma effect of REIT election and recognition of the 1995 lump sum rental payment ratably for the six month period ended June 30, 1995 would be $.61 per share, and the effect of REIT election for the six month period ended June 30, 1996 would be $.83 per share.


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

    On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement ("Lease Extension") to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. Other shareholder derivative litigation seeking to enjoin the Lease Extension is also pending. The Lease Extension provided for rental of eight million dollars ($8,000,000) for the period from January 1, 1995 through December 31, 1995 with certain annual inflation adjustments thereafter.

    In December, 1995 following the shareholder meeting, Norfolk Southern paid approximately $7.8 million to the Company for 1995 as called for in the Lease Extension. If this payment had been recognized ratably over all of 1995, lease revenue, income before income taxes, income taxes, net income, and earnings per share on a pro forma basis would be as follows:
                                      Six Months Ended
                                        June 30, 1995
                                          (Unaudited)
                                      ------------------
   Lease of Roadway and Land             $ 4,155,779
   Income before Income Taxes              3,751,832
   Income Taxes                            2,615,139
   Net Income                              1,136,693
   Earnings Per Share                            .27

    A third lease to Norfolk Southern (the "1968 Lease") expires on December 31, 2067, and provides for an annual rental of $81,319 through December 2017 for certain properties in Charlotte, North Carolina. Beginning on January 1, 2018, 6% of the appraised value of the property will be the annual rental for the remaining term of the 1968 Lease. Under the terms of the 1968 Lease, all taxes connected with the property, except income taxes, are paid by the lessee. The 1968 Lease would not have been affected by the Lease Extension.

NOTE D--COMMITMENTS AND CONTINGENCIES

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

    On December 21, 1995, a shareholder derivative legal action was filed seeking to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. On July 29, 1996, the court enjoined the Company from implementing the terms of the Lease Extension. The court determined that a single proxy for 4,000 shares which had been counted toward the quorum was effectively revoked, thus reducing the proxy count below the number of shares needed for a quorum of shareholders other than the State of North Carolina under the Registrant's bylaws. As a result of the court order, on August 9, 1996 Norfolk Southern notified the Company that it does not intend to continue making payments to the Company under the Lease Extension. The directors and officers named as defendants in the suits, represented by separate counsel, are defending damage claims brought against the directors and officers. The Company's officers and directors are indemnified in the bylaws of the Company for certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carrier of claims as a result of the actions, which claims have been acknowledged by the insurance carrier. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence.

    In January, 1994, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele environmental site. Information about the litigation has been disclosed by the Registrant in prior annual and quarterly reports to the Securities and Exchange Commission. The Registrant is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. The Court has not yet ruled on apportionment of liability or cost sharing among the defendants.

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

    During the fourth quarter of 1994, the Registrant and Norfolk Southern reached tentative agreement on the primary terms of a long term agreement to extend the 1895 and 1939 Leases. However, a definitive agreement had not been reached as of the expiration dates of the 1895 and 1939 Leases at the end of 1994, and the Registrant and Norfolk Southern entered into a temporary arrangement to continue the rental and other terms of the 1895 and 1939 Leases beginning in 1995. Until December, 1995, Norfolk Southern continued to make rental payments under the terms of the 1895 and 1939 Leases.

    On August 10, 1995, the Board of Directors of the Registrant approved a Lease Extension Agreement ("Lease Extension") with Norfolk Southern. The Lease Extension would have extended the terms of the 1895 Lease and the 1939 Lease retroactive to January 1, 1995. On August 24, 1995, the Board of Directors of NSR and the Board of Directors of AECR approved the Lease Extension. On December 15, 1995, the Registrant held a shareholder meeting to approve the Lease Extension. On July 29, 1996, a federal court in North Carolina enjoined the Registrant from implementing the terms of the Lease Extension after determining that the Registrant did not have a quorum at the shareholder meeting. See
Item 3, "Legal Proceedings" regarding the quorum litigation and other shareholder litigation. The court order enjoining the Lease Extension creates substantial uncertainty for the Registrant. The Registrant is considering its alternatives in light of the decision.

Liquidity and Capital Resources

    Pursuant to the terms of the Lease Extension, the Registrant's lessees were obligated to continue paying for maintenance and property taxes relating to the Registrant's property subject to the Lease Extension. If the Registrant is unable to negotiate other leases upon acceptable terms approved by the Registrant's shareholders, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line.

    Notwithstanding Norfolk Southern's knowledge of the shareholder derivative actions challenging approval of the Lease Extension and the Registrant's failure to confirm the effectiveness of the Lease Extension, on December 28, 1995 Norfolk Southern paid the Registrant approximately $7.8 million, which is the amount of rental that would have been owed to the Registrant under the terms of the Lease Extension had the Lease Extension become retroactively effective as of January 1, 1995. During the first seven months of 1996, Norfolk Southern continued to make payments to the Registrant in amounts that would have been due under the terms of the Lease Extension, or approximately $680,000 per month. As a result of the court order enjoining implementation of the Lease Extension, on August 9, 1996, Norfolk Southern advised the Registrant that Norfolk Southern does not intend to continue making such payments. Norfolk Southern may assert claims against the Registrant for a refund of payments made to the Registrant during the period from December, 1995 to July, 1996, which total approximately $12.6 million. In such event, the Registrant would oppose any such claims and would assert counterclaims.

    The Registrant has been advised by its railroad regulatory counsel that the Registrant cannot require Norfolk Southern to discontinue or abandon operations of the Registrant's railroad line without approval or exemption from approval of the United States Surface Transportation Board ("STB"), and that Norfolk Southern cannot discontinue or abandon such operation without STB approval or exemption from approval. The Registrant has also been advised that it may have a residual common carrier duty to provide railroad service if Norfolk Southern were to be permitted to discontinue railroad service. If the Registrant operated its railroad lines itself, it would not be eligible to seek qualification as a Real Estate Investment Trust for income tax purposes, but instead would be treated as an operating railroad in which event ordinary corporate income tax treatment would apply.

    If the Registrant or Norfolk Southern litigate discontinuance, abandonment, railroad operating rights, or lease compensation issues before the STB, claims under the 1895 and

1939 leases, or other matters, the costs of such litigation are not known, but the Registrant believes such costs could exceed $1 million per year. The Registrant may be required to finance part of such litigation costs. If such costs could not be recovered from Norfolk Southern, the financial position of the Registrant would be materially adversely affected.

    Pursuant to a separate agreement for the payment of $5 million (plus interest) by Norfolk Southern on December 1, 1995 in settlement of certain claims as called for the Lease Extension (the "settlement payment"), the settlement payment is not required to be returned to Norfolk Southern as a result of the court order enjoining the effectiveness of the Lease Extension. Pursuant to the agreement, the $5 million payment is to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. Therefore, any recovery by the Registrant against Norfolk Southern for claims would be offset by the payment amount.

    The Registrant does not foresee any need for funds during 1996 which cannot be met primarily from available cash. However, if the Registrant and Norfolk Southern fail to reach a lease agreement approved by the Registrant's shareholders and litigate lease compensation or abandonment issues before the United States Surface Transportation Board, claims under the 1895 and 1939 Leases, or other matters, the Registrant may be required to finance (i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines. See Item 3, "Legal Proceedings," regarding an administrative proceeding affecting railroad operating rights over a key 2.4 mile segment of the Registrant's railroad line which connects Norfolk Southern's main north-south route through North Carolina with another Norfolk Southern owned route and which might be used by Norfolk Southern to divert traffic from the Registrant's railroad line.

    If the Registrant elects REIT status for federal income tax purposes, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital.
See "Real Estate Investment Trust Election" below. If the Registrant elects REIT status, the Registrant expects to use its cash flow from operating activities for distributions to shareholders and for payment of operating expenses.

    The Registrant's liquidity (cash and short-term investments) increased from $15,329,497 at December 31, 1995 to $16,461,959 at
June 30, 1996. Short-term investments in U. S. Treasury Bills of $190,000 matured during the three month period ended June 30,

1996. The Registrant's cash and cash equivalents increased by $1,322,462 from December 31, 1995 to $16,461,959 at June 30,
1996.

    For the six month period ended June 30, 1996, $1,132,462 of net cash was provided by operating activities and was primarily attributable to net income of $2,371,137, which was partially offset by $1,012,344 of income taxes payable.

    Investing activities provided net cash of $190,000 as short-term investments matured during the quarter.

Results of Operations

    Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million as called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments in the amount called for in the Lease Extension for 1996 rental. However, see
Item 3, "Legal Proceedings," regarding the July 29, 1996 court order enjoining implementation of the Lease Extension. If the $7.8 million payment described above were recognized ratably over 1995, revenue from lease of roadway and land, income before income taxes, income taxes, net income, and earnings per share would be substantially higher for the period ended June 30, 1995, as noted below.

    Total revenues increased from $712,094 for the three month period ended June 30, 1995 to $2,271,229 for the same period ended June 30, 1996, and increased from $945,552 for the six month period ended June 30, 1995 to $4,550,384 for the same period ended June 30, 1996. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. See
Item 3, "Legal Proceedings" below regarding the court order and certain shareholder litigation. Consequently, the Registrant expects its revenues in future quarters will be substantially lower until alternate sources of revenue are secured.

    Interest income increased from $20,429 for the three month period ended June 30, 1995 to $201,000 for the same period ended June 30, 1996, and increased from $51,933 for the six month period ended June 30, 1995 to $416,849 for the same period ended June 30, 1996. The increases were primarily attributable to increases in average levels of invested cash.

    Rental income increased from $-0- for three month period ended June 30, 1995 to $7,800 for the same period ended June 30, 1996, and increased from $3,150 for the six month period ended June 30, 1995 to $8,400 for the same period ended June 30, 1996. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

    Salary and administrative expenses increased from $56,394 for the three month period ended June 30, 1995 to $72,164 for the same period ended June 30, 1996, and increased from $117,500 for the six month period ended June 30, 1995 to $135,189 for the same period ended June 30, 1996. The increases are primarily attributable to increases in employee compensation and benefits and administrative expenses.

    For the three month period ended June 30, 1996, professional fees paid by the Registrant increased to $85,161 as compared to $53,390 for the same period ended June 30, 1995, and increased to $177,170 as compared to $169,618 for the same period ended June 30, 1995. Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation, and other general items. The increase was primarily attributable to higher professional fees associated with issues relating to the Lease Extension, evaluation of REIT qualification, and litigation fees and expenses.

    Insurance and taxes increased to $31,214 for the three month period ended June 30, 1996 as compared to $14,038 for the same period ended June 30, 1995, and increased to $61,661 for the six month period ended June 30, 1996 as compared to $26,599 for the same period ended June 30, 1995. The increases are primarily attributable to an increase in the Registrant's directors and officers insurance premiums, which increases the Registrant expects to continue to incur in future periods. The Registrant also expects to incur higher property tax expense in future periods to the extent property taxes do not continue to be the responsibility of Norfolk Southern as lessee or become the responsibility of other lessees.

    The majority of investment banking fees and other fees associated with the Lease Extension were being capitalized for financial reporting and income tax purposes and amortized over the 30-year term of the Lease Extension. Amortization expense of $11,685 for the three month period ended June 30, 1996 and $23,371 for the six month period ended June 30, 1996 related to capitalized lease negotiations costs. The Registrant is evaluating the extent to which expenses associated with the Lease Extension may be expensed currently for financial reporting and income tax purposes.

    Consulting fees increased from $8,271 for the three month period ended June 30, 1995 to $11,240 for the same period ended June 30, 1996, and increased from $22,922 for the six month period ended June 30, 1995 to $30,158 for the same period ended June 30, 1996. Consulting fees vary according to the number and magnitude of projects, primarily in connection with the Lease Extension, and environmental assessment fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation and matters related to the lease or operation of the Registrant's properties are resolved.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended June 30, 1996, other expenses were $25,971 as compared to $33,260 for the same period ended June 30, 1995, and were $43,912 for the six month period ended June 30, 1996 as compared to $63,725 for the same period ended June 30, 1995.

    Net income tax expense increased to $1,179,901 for the three month period ended June 30, 1996 as compared to $340,350 for the same period ended June 30, 1995, and increased to $2,371,137 for the six month period ended June 30, 1996 as compared to $334,405 for the same period ended June 30, 1995. The increases are attributable to substantially higher net income from payments under the Lease Extension, pursuant to which all income taxes were to become the responsibility of the Registrant as of January 1, 1995. However, see Item 3, "Legal Proceedings" below regarding the July 29, 1996 court order enjoining the implementation of the terms of the Lease Extension. Under the 1895 Lease, all taxes, including income taxes attributable to the lease, were the responsibility of Norfolk Southern as lessee.
The 1995 income tax provision does not take into account the Registrant's possible REIT election for 1995 and 1996. See "Real Estate Investment Trust Election" below and Note B and Note C to the financial statements.

    If the $7.8 million Norfolk Southern payment received in December, 1995 were recognized ratably over all of 1995, results of operations for the six month period ended June 30, 1995 as compared to the same period ended June 30, 1996 would be as follows:
                           Six Months Ended   Six Months Ended
                             June 30, 1996     June 30, 1995
                                       (Unaudited)
                          ---------------------------------------

Lease of Roadway and Land     $4,124,858         $4,155,779
Income before Income Taxes     3,648,967          3,751,832
Income Taxes                   1,703,356          2,615,139
Net Income                     1,945,611          1,136,693
Earnings Per Share                   .45                .27

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and 1939 Lease, increased only to the extent changes in the general inflation rate increase the excess rental payments under the 1939 Lease. The Lease Extension contained an annual inflation adjustment provision, which resulted in an increase in base rental of $42,100, or 2.1%, for the three month period ended June 30, 1996. However, see Item 3, "Legal Proceedings" below regarding the July 29, 1996 court order enjoining implementation of the Lease Extension. The Registrant intends to offset the effects of inflation by securing leases or other agreements for the lease or operation of the Registrant's properties with inflation adjustment provisions.

    The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to the lessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Lease Extension contained extensive provisions governing the rights and obligations of the parties for various environmental liabilities and expenses. As a result of the July 29, 1996 court order enjoining the implementation of the Lease Extension, the Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties and commence environmental litigation against Norfolk Southern and its sublessees or other parties who may have created or who are responsible for any actionable environmental conditions.
However, if such parties are not able to meet their responsibilities, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or cleanup of the property it owns.

    The status of the Peele environmental site is disclosed in
Item 3, "Legal Proceedings." According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. At this time, the Registrant does not know the total amount of its financial exposure, the timing of the resolution of the matter, or the extent to which the Registrant's potential exposure may be reduced by contribution or indemnification from other parties. The Registrant does not have insurance to minimize its potential exposure. Legal expenses and the costs of remediation, removal, or cleanup represent a possible substantial future drain on the financial resources of the Registrant which cannot be quantified at this time. Any future remediation, removal, or cleanup at the site should have no effect upon railroad operations.

Real Estate Investment Trust Election

    On August 10, 1995, the Board of Directors of the Registrant voted to cause the Registrant to elect REIT status for income tax purposes, in connection with the Lease Extension. However, on July 29, 1996, a federal court in North Carolina enjoined the Registrant from implementing the terms of the Lease Extension. See Item 3, "Legal Proceedings" below.

    If the Registrant qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders. The Registrant had received an opinion of counsel that the Registrant could have qualified as a REIT based upon the effectiveness and terms of the Lease Extension, but the timing of such election was uncertain. The Registrant sought a ruling from the Internal Revenue Service as to the effect of the $5 million one-time settlement payment with respect to the timing of the Registrant's REIT election, which ruling was favorable to the Registrant but was based on the Lease Extension being effective. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. See Item 3, "Legal Proceedings," for a description of the shareholder litigation.

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

    Due to the court order enjoining the Lease Extension and the uncertainty over the Registrant's qualification for REIT status, the Registrant has not yet determined whether to elect REIT status for its 1995 taxable year. To ensure that the decision about electing REIT tax status for 1995 is made with the most reliable information available under the circumstances, the Registrant has filed applications for an extension of the time to file its tax returns for tax year 1995 until September 15, 1996. The Registrant's determination will be delayed until the earlier of the date the uncertainty has been resolved or September 15, 1996, the latest date by which the Registrant may make an election to be taxed as a REIT for 1995. The Registrant is evaluating whether to make a REIT election for its 1995 taxable year and the effect of such election on future years. The factors the Registrant is considering include, for example, the status of the shareholder derivative actions and the effect of the July 29, 1996 court order, any discussions with Norfolk Southern about the Lease Extension or other agreements, alternatives to the Lease Extension, including the likelihood of litigation with Norfolk Southern, advice from the Registrant's professional advisers about the feasibility of qualifying for REIT tax status in the absence of the Lease Extension, and the tax consequences of the Registrant electing REIT status for 1995 or later years and failing to qualify as a REIT in succeeding years.

    The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made. Accordingly, in making a decision as to whether to elect REIT status for 1995, the Registrant will evaluate the tax benefits to be gained by electing REIT tax status compared to the possible detriment to the Registrant if the Registrant is disqualified in a later year from REIT tax status and is then unable to make a REIT election for four subsequent taxable years following any such election. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. There can be no assurance that the Registrant can qualify for REIT status for 1995 or later years. (See Note B to the financial statements regarding pro forma information in the event the Registrant qualifies for REIT status.)

     By delaying certain distributions of 1995 income past January 31, 1996, if the Registrant makes a REIT election for its 1995 taxable year the Registrant would incur an additional federal excise tax liability of approximately $315,000 for 1995. If the Registrant does not elect REIT tax status for 1995, the Registrant would incur a 1995 income tax liability of approximately $5.2 million. Under the original terms of the 1895 Lease, which pursuant to a temporary arrangement between the Registrant and Norfolk Southern are applicable to Norfolk Southern's continued operation after the end of 1994, all taxes, including income taxes of the Registrant attributable to the Lease, were the responsibility of Norfolk Southern as lessee. It is unclear at this time, however, how such a temporary arrangement would be interpreted by the courts with respect to any tax liability reimbursement, or the effect on the Registrant's tax liability of a claim by Norfolk Southern for return of payments made to the Registrant in the amounts called for in the Lease Extension during 1995 and 1996.

Cautionary Statement Identifying Important Factors That Could
Cause the Registrant's Actual Results to Differ From Those
Projected in Forward Looking Statements

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about electing REIT status and future agreements with or litigation against Norfolk Southern, are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

    This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the court's disposition of various legal actions challenging the Lease Extension, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line whether or not the Registrant and Norfolk Southern reach any agreement for the continued lease or operation of the Registrant's railroad line, the Registrant's ability to qualify for tax treatment as a REIT or the timing of any such REIT election, the effect of the July 29, 1996 court order upon the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, and other matters which are described herein and/or in documents incorporated by reference herein.

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

Shareholder Litigation

    Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. Information about the actions has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On March 30, 1995, the court consolidated the actions into one proceeding. The Registrant, along with the co-defendants, filed motions to dismiss or stay the actions. On October 18, 1995, the court denied the motions to dismiss, granted the motions to stay the proceeding until such time as the shareholders voted on the Lease Extension, and granted a motion by the plaintiffs for leave to supplement their pleadings. On February 26, 1996, the court again stayed the proceeding until after the ruling on whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting of the Registrant. On August 9, 1996, the Registrant and the defendant directors filed motions to dismiss the actions.
The court has not yet ruled on the motions.

    On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On February 26, 1996 the court granted a motion by the Registrant to accelerate discovery on the issue whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting, and stayed discovery with respect to all other issues. On July 29, 1996 the court entered an order enjoining the Registrant from implementing the terms of the Lease Extension and on July 31, 1996 entered a judgment incorporating the order.

    The Registrant has not determined whether it will appeal the ruling. On August 9, 1996 the Registrant and the defendant directors filed a motion to alter or amend the July 31, 1996 judgment in order to seek a clarification from the court as to whether the Registrant is precluded from pursuing alternatives to the Lease Extension, including any interim payment or other agreements with Norfolk Southern. See "Real Estate Investment Trust Election" above regarding the possible effects of the shareholder litigation on the Registrant's ability to qualify for REIT status. The Registrant is evaluating bringing a counterclaim or separate legal action against certain shareholders of the Registrant for proxy rules violations. The Registrant is defending the aspects of the shareholder suits relating to the shareholder meeting and the Lease Extension. Information about indemnification of directors, directors and officers insurance, and related matters has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission.

Greensboro Segment Trackage Rights

    On July 8, 1996, the Registrant filed a petition before the STB to revoke (the "Petition to Revoke") a Notice of Exemption filed by Norfolk Southern Railway Company ("NSR") of a grant of certain trackage rights by NSR to Norfolk & Western Railway Company ("N&W"), an affiliate of Norfolk Southern, over a 2.4 mile segment of the Registrant's railroad line in Greensboro, North Carolina, STB Finance Docket No. 32961. The trackage rights affect the segment of the Registrant's railroad line which connects Norfolk Southern's main north-south route through North

Carolina on the Registrant's railroad line with a Norfolk Southern owned route to Winston-Salem, North Carolina which segment the Registrant believes might be utilized by Norfolk Southern to divert traffic away from the Registrant's lines to Norfolk Southern railroad owned lines. On or about May 15, 1996, NSR filed a Notice of Exemption with the STB seeking exemption from STB approval, without notice to or approval of the Registrant, which was followed by a Notice of Exemption by the STB published in the Federal Register on June 6, 1996. On June 28, 1996, NSR filed a purported amendment to its Notice of Exemption including notice to the STB that such trackage rights would be effective on or after July 8, 1996. Following the Registrant's filing of the Petition to Revoke, on July 29, 1996, NSR filed a reply to the Registrant's Petition to Revoke. The Registrant is challenging the Notice of Exemption and the amendment by NSR on the basis that NSR failed to recognize the Registrant's ownership of the 2.4 mile segment affected by the purported trackage rights and NSR's inability to grant trackage rights in the absence of the Lease Extension. The STB has not ruled on the matter.

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


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         Index to Exhibits

             Exhibit No.                Description
             -----------        ----------------------------

                27               Financial Data Schedule

                99.3             Order dated July 29, 1996 and
                                 Judgment dated July 31, 1996,
                                 U. S. District Court for the
                                 Eastern District of North
                                 Carolina, Case No. 5:95-CV-1054-
                                 BO(2).


         There are no other changes to exhibits from the Registrant's Form 10-K for the period ended June 30, 1996.

    (b)  Reports on Form 8-K

         None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTH CAROLINA RAILROAD COMPANY

DATE:  August 14, 1996        John M. Alexander, Jr.
      ----------------        -------------------------------
                              John M. Alexander, Jr.
                              Secretary and Director


DATE:  August 14, 1996        Lynn T. McConnell
      ----------------        -------------------------------
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer