Form 10-Q
period 1996-09-30
NORTH CAROLINA RAILROAD CO
filed 1996-11-14
CIK 813794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from __________ to __________

Commission file number 0-15768

                        NORTH CAROLINA RAILROAD COMPANY
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                             56-6003280
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)


3200 Atlantic Ave., Ste. 110, Raleigh, North Carolina     27604
  (Address of principal executive offices)              (Zip Code)

                                 (919) 954-7601
              (Registrant's telephone number, including area code)

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

            Common Stock, $.50 par Value--4,283,470 shares as of September 30, 1996.

The total number of pages contained in this document is 23 pages.

                                     INDEX


                        NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .  3

         Statements of Income - Three months ended
         September 30, 1996 and September 30, 1995
         and nine months ended September 30, 1996 and
         September 30, 1995. . . . ...........................4

         Statements of Shareholders' Equity -
         Nine months ended September 30, 1996
         and September 30, 1995 . . . . . . . . . . . . . . . 5

         Statements of Cash Flows -
         Nine months ended September 30, 1996 and
         September 30, 1995. . . . . . . . . . . . . . . . .  6

         Notes to financial statements -
         September 30, 1996. . . . . . . . . . . . . . . . .  7

Item 2.  The Registrant's Discussion and Analysis of
         Financial Condition and Results of Operations. . .  11


PART II.  OTHER INFORMATION

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .  18

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .  21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  23

                           BALANCE SHEETS (Unaudited)

                        NORTH CAROLINA RAILROAD COMPANY

                                                         September 30              December 31
                                                            1996                       1995
                                                         ------------              ------------
ASSETS
            Cash and cash equivalents                     $17,074,680               $15,139,497
            Short term investments                                -0-                   190,000
            Interest receivable                                49,787                     4,447
            Income taxes recoverable                        1,780,000                       -0-
            Prepaid expenses                                   24,798                       -0-
                -                                          ------------               ---------
                        TOTAL CURRENT ASSETS               18,929,265                15,333,944


PROPERTIES
            Roadway and land--Note C                        7,848,842                 7,848,842
            Buildings and equipment                           244,538                   241,469
            Less accumulated depreciation                    (306,204)                 (299,559)
                                                           ------------               ---------
                                                            7,787,176                 7,790,752
                                                           ------------               ---------


OTHER ASSETS
            Lease negotiation costs, net of                 1,338,684                 1,355,568
                        amortization of $81,800          ------------               ------------
                        and $46,743                       $28,055,125               $24,480,264
                                                         ============              ============


LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
            Accrued expenses and accounts payable          $  844,198                $  854,398
            Income taxes payable                                  -0-                 5,230,277
            Dividends payable                              13,107,418                       -0-
            Unearned rental income                             20,336                       -0-
                                                          -----------                  -----------
                        TOTAL CURRENT LIABILITIES          13,971,952                 6,084,675

DEFERRED INCOME TAXES                                             -0-                 1,209,851


COMMITMENTS AND CONTINGENCIES--Note D

SHAREHOLDERS' EQUITY
            Common stock, par value $0.50 per share--
             10,000,000 shares authorized, 4,283,470
             shares issued and outstanding                   2,141,735                2,141,735
            Additional paid-in capital                       3,588,455                3,588,455
            Retained earnings                                8,352,983               11,455,548
                                                            ------------            ------------
                                                            14,083,173               17,185,738
                                                            ------------            ------------
                                                           $28,055,125              $24,480,264
                                                           ============             ============

See notes to financial statements.

                        STATEMENTS OF INCOME (Unaudited)

                        NORTH CAROLINA RAILROAD COMPANY


                                                  Three Months Ended                    Nine Months Ended
                                                    September 30                          September 30
                                                1996          1995                      1996         1995
                                               ------------------------              -----------------------
Revenues:
     Lease of roadway and land                $701,029      $ 221,483               $ 4,825,887     $  573,746
     Interest income                           225,079         29,143                   641,928         81,077
     Rental income                               1,200          3,870                     9,600          7,020
     Gain on sale of real estate                   -0-            -0-                       -0-        473,956
     Dividend income                            15,000          7,500                    15,000          7,500
     Other lease income                            -0-        691,246                       -0-        691,246
     Other                                         -0-         13,520                       277         77,769
                                              ----------     ----------                ---------      ---------
                                              942,308          966,762                5,492,692      1,912,314


Expenses:
     Salaries and administrative              111,138           81,155                 246,328         198,656
     Professional fees                        127,302          104,488                 304,472         274,107
     Insurance and taxes                       29,781           12,676                  91,443          39,274
     Amortization expense                      11,685              -0-                  35,057             -0-
     Depreciation                               2,215            1,791                   6,645           5,373
     Consulting fees                           61,096           12,149                  91,254          36,510
     Other                                     29,298           28,005                  73,206          90,222
                                            ----------        ----------             ----------       ---------
                                              372,515          240,264                 848,405         644,142
                                            ----------        ----------             ----------       ---------
     INCOME BEFORE INCOME TAXES
     (BENEFIT)                                569,793          726,498               4,644,287       1,268,172

Income taxes (benefit):
     Current                                   32,000           48,000                  96,000         250,000
     Deferred                                     -0-            2,600                     -0-           7,800
Benefit from change from
      "C" corporation to REIT              (7,095,929)             -0-              (5,456,569)            -0-
                                           ------------      ----------             ------------       ---------
                                           (7,063,929)          50,600              (5,360,569)        257,800
                                           ------------      ----------             ------------       ---------
     NET INCOME                            $7,633,722       $  675,898             $10,004,856      $1,010,372
                                           ============     ==========             ============        =========

Earnings per share:                             $1.78            $0.16                   $2.33           $0.24
                                                =====            =====                    =====          =====

See notes to financial statements.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY


                                                            Additional
                                                 Common      Paid-In       Retained   Shareholders'
                                                  Stock      Capital       Earnings      Equity
                                                ---------  -----------    ---------   -----------
Balance at January 1, 1995                      $2,141,735  $3,588,455   $ 2,590,626   $ 8,320,816
Net income                                                                 1,010,372     1,010,372
                                                ----------  ----------   -----------   -----------
Balance at September 30, 1995                   $2,141,735  $3,588,455   $ 3,600,998   $ 9,331,188
                                                ==========  ==========   ===========   ===========
Balance at January 1, 1996                      $2,141,735  $3,588,455   $11,455,548   $17,185,738
Dividends payable                                                        (13,107,418)  (13,107,418)
Net income                                                                10,004,856    10,004,856
                                                ----------  ----------   -----------   -----------
Balance at September 30, 1996                   $2,141,735  $3,588,455   $ 8,352,983   $14,083,173
                                                ==========  ==========   ===========   ===========

See notes to financial statements.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                                                                 Nine Months Ended
                                                                                    September 30
                                                                            1996                     1995
                                                                        ------------------------------------
OPERATING ACTIVITIES
     Net income                                                         $10,004,856               $1,010,372
     Adjustments to reconcile net income to net cash
           provided by operating activities:
           Deferred income taxes                                         (1,209,851)                   7,800
           Depreciation and amortization                                     41,702                    5,373
           Lease negotiation costs                                          (18,176)                (430,449)
           Change in operating assets and liabilities:
             Rent receivable                                                    -0-                   (9,889)
             Interest receivable                                            (45,340)                  (6,919)
             Prepaid expenses                                               (24,798)                  18,661
             Income tax recoverable                                      (1,780,000)                     -0-
             Accrued expenses                                               (10,200)                 191,099
             Unearned rental income                                          20,336                   20,332
             Income taxes payable                                        (5,230,277)                 204,477
                                                                        ------------              -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,748,252                1,010,857


INVESTING ACTIVITIES
     Purchase of short-term investments                                         -0-               (1,453,000)
     Maturity of short-term investments                                     190,000                  980,000
     Purchase of buildings and equipment                                     (3,069)                  (3,512)
                                                                         -----------              -----------
     NET CASH PROVIDED BY (USED IN) INVESTING
                       ACTIVITIES                                           186,931                 (476,512)


FINANCING ACTIVITIES
     Dividends paid                                                             -0-                 (128,504)
                                                                         -----------              -----------
     NET CASH USED IN FINANCING ACTIVITIES                                      -0-                 (128,504)


INCREASE IN CASH AND CASH EQUIVALENTS                                     1,935,183                  405,841

Cash and cash equivalents at beginning of period                         15,139,497                1,615,284
                                                                         -----------              -----------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $17,074,680               $2,021,125
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

     INCOME TAXES: The income tax provision reflects the Company's Real Estate Investment Trust ("REIT") election for 1995. (See Note B and Note C.)

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

NOTE B--REAL ESTATE INVESTMENT TRUST

     On September 16, 1996, the Company elected REIT status for 1995 and expects to qualify for REIT status for 1996. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its stockholders, but there can be no assurance that the Company can qualify for REIT status for 1996 or later years. Prior to the election of REIT status, the Company calculated its provision for income taxes and reported the results of its operations and financial condition assuming that it would be taxed as a "C" corporation. The Company's 1995 and first and second quarter of 1996 financial statements were prepared and presented on this basis. For the nine months and three months ended September 30, 1996, the Company has calculated its provision for income taxes based on its recent REIT election. The effect of changing from a "C" corporation to a REIT is reflected as a component of income tax expense (benefit) in the Company's statement of income. The Company's current and deferred income tax liability amounts presented on the September 30, 1996 balance sheet have been adjusted to reflect the REIT election.


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

           On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement ("Lease Extension") to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for rental of eight million dollars ($8,000,000) for the period from January 1, 1995 through December 31, 1995 with certain annual inflation adjustments thereafter. In December, 1995 following the shareholder meeting, Norfolk Southern paid approximately $7.8 million to the Company for 1995 as called for in the Lease Extension and continued to pay rental on this basis until August, 1996.

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

NOTE D--COMMITMENTS AND CONTINGENCIES

            On August 9, 1996, Norfolk Southern notified the Company that it did not intend to continue making rental payments to the Company. On September 20 and September 23, 1996, the Company filed actions against Norfolk Southern and its affiliates in state court in North Carolina and before the United States Surface Transportation Board ("STB") asserting rental, property ownership, environmental and other claims as a result of Norfolk Southern's discontinuance of rental payments and the expiration of the 1895 and 1939 leases. In October, 1996, Norfolk Southern filed counterclaims against the Company asserting unjust enrichment, conversion, environmental contribution, and other claims, and is seeking to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. The Company is vigorously pursuing its claims against Norfolk Southern and defending the counterclaims.

            Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company relating to the Lease Extension. The Company filed motions to dismiss the actions, and the court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February, 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee and asserts other claims.

            On December 21, 1995, a shareholder derivative legal action was filed seeking to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and asserted other claims. On July 29, 1996, the court enjoined the Company from implementing the terms of the Lease Extension. The court determined that a single proxy for 4,000 shares which had been counted toward the quorum was effectively revoked, thus reducing the proxy count below the number of shares needed for a quorum of shareholders other than the State of North Carolina under the Registrant's bylaws.

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

Item 2.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

            Pursuant to the terms of the Lease Extension, the Registrant's lessees were obligated to continue paying for maintenance and property taxes relating to the Registrant's property subject to the Lease Extension. If the Registrant is unable to negotiate other leases upon acceptable terms approved by the Registrant's shareholders or if Norfolk Southern were to discontinue railroad operations over the Registrant's line, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line.

            Pursuant to a separate agreement for the payment of $5 million (plus interest) by Norfolk Southern on December 1, 1995 in settlement of certain personal property claims called for in the Lease Extension (the "settlement payment") and Interim Agreement with Norfolk Southern dated September 13, 1996, the settlement payment and rental payments totalling approximately $12 million, as described in "Results of Operations" below, were not required to be returned to Norfolk Southern as a result of the court order enjoining the effectiveness of the Lease Extension. Pursuant to the agreements, the payments are to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. Notwithstanding the agreements, Norfolk Southern has asserted counterclaims against the Registrant for unjust enrichment and conversion with respect to the payments.

            The Registrant does not foresee any need for funds during 1996 which cannot be met primarily from available cash. However, the Registrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant may be required to finance
(i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines.

            The Registrant's liquidity (cash and short-term investments) increased from $15,329,497 at December 31, 1995 to $17,074,680 at September 30, 1996. However, approximately $13 million was paid out in dividends after September 30, 1996, as discussed below. There was no change in short-term investments during the three month period ended September 30, 1996.
On September 16, 1996, the Registrant elected tax status as a Real
Estate Investment Trust for the tax year ended December 31, 1995. Pursuant to that election, the Registrant declared a special cash dividend in the amount of $3.06 per share or $13,107,418, payable on or about October 15, 1996, to holders of record of common stock at the close of business on September 27, 1996. The Registrant will address the issues regarding REIT qualification in future years at a later date, and the special dividend is not indicative of future dividends.

           If the Registrant elects REIT status for federal income tax purposes for 1996 and future years, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital necessary to fund litigation or other expenses. If the Registrant continues to elect REIT status, the Registrant expects to use its cash flow from operating activities for distributions to shareholders and for payment of operating expenses. Other information about the REIT status of the Registrant has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. The Registrant is evaluating whether to make a REIT election for its 1996 taxable year and the effect of such election on future years. The factors the Registrant is considering include, for example, the status of the shareholder derivative actions and the effect of the July 29, 1996 court order, the litigation with Norfolk Southern, advice from the Registrant's professional advisers about the feasibility of qualifying for REIT tax status in the absence of the Lease Extension, and the tax consequences of the Registrant electing REIT status for 1996 or later years and failing to qualify as a REIT in succeeding years.

            For the nine month period ended September 30, 1996, $1,748,252 of net cash was provided by operating activities and was primarily attributable to net income of $10,004,856, which was partially offset by changes in current income taxes recoverable and payable amounts and deferred tax amounts.

            Investing activities provided net cash of $190,000 as short-term investments matured during the period.

Results of Operations

            Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million as called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments in the amount called for in the Lease Extension for 1996 rental. However, Norfolk Southern is seeking to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, approximately $600,000 annually. See Item 3, "Legal Proceedings," regarding the Norfolk Southern litigation.

            Total revenues decreased from $966,762 for the three month period ended September 30, 1995 to $942,308 for the same period ended September 30, 1996, and increased from $1,912,314 for the nine month period ended September 30, 1995 to $5,492,692 for the same period ended September 30, 1996. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. See Item 3, "Legal Proceedings" below regarding the court order and certain shareholder litigation. Consequently, the Registrant expects its revenues in future quarters will be substantially lower until alternate sources of revenue are secured.

            Interest income increased from $29,143 for the three month period ended September 30, 1995 to $225,079 for the same period ended September 30, 1996, and increased from $81,077 for the nine month period ended September 30, 1995 to $641,928 for the same period ended September 30, 1996. The increases were primarily attributable to increases in average levels of invested cash.

            Rental income decreased from $3,870 for three month period ended September 30, 1995 to $1,200 for the same period ended September 30, 1996, and increased from $7,020 for the nine month period ended September 30, 1995 to $9,600 for the same period ended September 30, 1996. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

            Salary and administrative expenses increased from $81,155 for the three month period ended September 30, 1995 to $111,138 for the same period ended September 30, 1996, and increased from $198,656 for the nine month period ended September 30, 1995 to $246,328 for the same period ended September 30, 1996. The increases are primarily attributable to increases in employee compensation and benefits and administrative expenses.

            For the three month period ended September 30, 1996, professional fees paid by the Registrant increased to $127,302 as compared to $104,488 for the same period ended September 30, 1995, and increased to $304,472 for the nine month period ended September 30, 1996 as compared to $274,107 for the same period ended September 30, 1995. Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation, and other general items. The increase was primarily attributable to higher professional fees associated with issues relating to the Lease Extension, evaluation of REIT qualification, and litigation fees and expenses. The Registrant expects professional fees to continue to increase due to ongoing litigation and other matters.

           Insurance and taxes increased to $29,781 for the three month period ended September 30, 1996 as compared to $12,676 for the same period ended September 30, 1995, and increased to $91,443 for the nine month period ended September 30, 1996 as compared to $39,274 for the same period ended September 30, 1995. The increases are primarily attributable to an increase in the Registrant's directors and officers insurance premiums. In future periods, if Norfolk Southern refuses to pay property taxes the Registrant expects to incur higher property tax expense.

            The majority of investment banking fees and other fees associated with the Lease Extension were being capitalized for financial reporting and income tax purposes and amortized over the 30-year term of the Lease Extension. Amortization expense of $11,685 for the three month period ended September 30, 1996 and $35,057 for the nine month period ended September 30, 1996 related to capitalized lease negotiations costs. The Registrant is evaluating the extent to which expenses associated with the Lease Extension may be expensed currently for financial reporting and income tax purposes. On November 12, 1996, the Special Committee of the Board of Directors retained CS First Boston as its financial advisor. Accordingly additional investment banking fees will be incurred in future periods.

            Consulting fees increased from $12,149 for the three month period ended September 30, 1995 to $61,096 for the same period ended September 30, 1996, and increased from $36,510 for the nine month period ended September 30, 1995 to $91,254 for the same period ended September 30, 1996. Consulting fees vary according to the number and magnitude of projects, primarily in connection with the Lease Extension, and environmental assessment fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation and matters related to the lease or operation of the Registrant's properties are resolved.

            Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended September 30, 1996, other expenses were $29,298 as compared to $28,005 for the same period ended September 30, 1995, and were $73,206 for the nine month period ended September 30, 1996 as compared to $90,222 for the same period ended September 30, 1995.

            Current income tax expense decreased to $32,000 for the three month period ended September 30, 1996 as compared to $48,000 for the same period ended September 30, 1995, and decreased to $96,000 for the nine month period ended September 30, 1996 as compared to $250,000 for the same period ended September 30, 1995. The decreases are attributable to the September, 1996
REIT election. See Note B to the financial statements.

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

            The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to the lessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties in connection with the litigation against Norfolk Southern. If Norfolk Southern, its sublessees, or other parties who are responsible for any actionable environmental conditions fail to pay for damage or remediation, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or cleanup of the property it owns.

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

Cautionary Statement Identifying Important Factors That Could Cause the Registrant's Actual Results to Differ From Those Projected in Forward Looking Statements

            In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about litigation, REIT status, and a possible buy-out by the State of North Carolina are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

            This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Registrant's litigation against Norfolk Southern, the court's disposition of various legal actions challenging the Lease Extension, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line, the Registrant's ability to qualify for tax treatment as a REIT or the timing of any such REIT election, the effect of the July 29, 1996 court order upon the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, the willingness of the State to make an acceptable buy-out offer and its ability to finance any offer, and other matters which are described herein and/or in documents incorporated by reference herein.

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

Norfolk Southern Litigation

            On September 20, 1996, the Registrant filed an action against Norfolk Southern Corporation, including certain subsidiaries or affiliates (hereafter referred to collectively as "Norfolk Southern") in the Superior Court of Wake County of the State of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and seeks other claims and remedies. On October 24, 1996, Norfolk Southern filed a notice of removal of the action to the United States District Court for the Eastern District of North Carolina.

            On September 23, 1996 the Registrant filed (i) a petition for interim relief and (ii) a petition to set trackage compensation before the

United States Transportation Board ("STB") for the use of the Registrant's property by Norfolk Southern, STB Finance Docket No. 33134. The petition for interim relief seeks an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 monthly pending a final adjudication or other resolution of the Registrant's state court claims and the Registrant's petition to the STB to set trackage compensation. Information about negotiations with Norfolk Southern has been disclosed by the Registrant in prior reports to the Securities and Exchange Commission.

            In October, 1996, Norfolk Southern filed counterclaims against the Registrant asserting unjust enrichment claims of approximately $12 million for rental payments, conversion, environmental contribution, and other claims, and is seeking to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. The Registrant is vigorously pursuing its claims against Norfolk Southern and defending the counterclaims. The foregoing is only a summary of the claims made by the Registrant and the reader should refer to the complaint and petitions filed by the Registrant, which are hereby incorporated herein in their entirety. The Registrant believes that litigation against Norfolk Southern will be both protracted and difficult. Legal fees and expenses associated with the litigation could exceed several million dollars. In addition, Norfolk Southern may respond to the Registrant's legal action by seeking permission from the STB to abandon all or part of the Registrant's line or Norfolk Southern may seek to divert railroad traffic from the Registrant's railroad line. There can be no assurance as to the amount or timing of rental payments if compensation is set by the STB, or that the outcome of the litigation before the courts or the STB will be favorable to the Registrant.

Shareholder Litigation

            Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant. Information about the actions has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On August 9, 1996, the Registrant and the defendant directors filed motions to dismiss the actions. The court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February, 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee and asserts other claims. The Registrant has notified its directors and officers insurance carrier of the action.

            On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Securities and Exchange Commission. On February 26, 1996 the court granted a motion by the Registrant to accelerate discovery on the issue whether a quorum of private shareholders was present at the December 15, 1995 shareholder meeting. On July 29, 1996 the court entered an order enjoining the Registrant from implementing the terms of the Lease Extension and on July 31, 1996 entered a judgment incorporating the order.

            The Registrant has determined not to appeal the ruling. On August 9, 1996, the Registrant and the defendant directors filed a motion to alter or amend the July 31, 1996 judgment in order to seek a clarification from the court as to whether the Registrant is precluded from pursuing alternatives to the Lease Extension, including any interim payment or other agreements with Norfolk Southern. See "Real Estate Investment Trust Election" above regarding the possible effects of the shareholder litigation on the Registrant's ability to qualify for REIT status. The Registrant is defending the aspects of the shareholder suits relating to the shareholder meeting and the Lease Extension. Information about indemnification of directors, directors and officers insurance, and related matters has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission.

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

Information about the proceeding has been disclosed in prior quarterly reports to the Securities and Exchange Commission. The Registrant is challenging the Notice of Exemption and the amendment by NSR on the basis that NSR failed to recognize the Registrant's ownership of the 2.4 mile segment affected by the purported trackage rights and NSR's inability to grant trackage rights in the absence of the Lease Extension. The STB has not ruled on the matter.

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

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                Index to Exhibits

          Exhibit No.                Description
         -----------        ----------------------------

             27               Financial Data Schedule

                 There are no other changes to exhibits from the
            Registrant's Form 10-K for the period ended September 30, 1996.

            (b)  Reports on Form 8-K

                      On September 11, 1996, the Registrant filed a Form 8-K
                  dated August 26, 1996 reporting Item 5, Other Events, with regard to the Registrant's appointment of the Special Committee in response to the State of North Carolina's evaluation of a possible buyout.

                       On October 3, 1996, the Registrant filed a
                  Form 8-K dated September 16, 1996 reporting Item 5, Other Events, regarding (i) the Registrant's election of Real Estate Investment Trust for the tax year ended December 31, 1995 and
                  (ii) the Registrant's legal actions against Norfolk Southern.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTH CAROLINA RAILROAD COMPANY


DATE:  November 14, 1996      Lynn T. McConnell
                              ----------------------------------
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer

                              Scott M. Saylor
                              ----------------------------------
                              Scott M. Saylor
                              Executive Vice President