Form 10-K
period 1996-12-31
NORTH CAROLINA RAILROAD CO
filed 1997-03-31
CIK 813794

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]
   For the fiscal year ended December 31, 1996.
                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]

   For the transition period from               to

Commission file number 0-15768

                NORTH CAROLINA RAILROAD COMPANY
      (Exact name of Registrant as specified in its charter)

      NORTH CAROLINA                            56-6003280
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

     3200 Atlantic Avenue, Suite 110
     Raleigh, North Carolina                           27604
   (Address of principal executive offices)          (Zip Code)

                      (919)-954-7601
     Registrant's telephone number, including area code

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

     The total number of pages contained in this document is 54 pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                        [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $40,168,508 (based on last average bid price of $38.00 per share of Registrant's Common Stock on March 20, 1997).

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 20, 1997, is as follows:

                                            Outstanding as of
                Class                         March 20, 1997

  Common Stock (par value $.50)                4,283,470


     Documents Incorporated by Reference.  None.
                                   2

                        TABLE OF CONTENTS


          ITEM                                               Page

Part 1      1. Business. . . . . . . . . . . . . . . . . . . . .4

            2. Properties. . . . . . . . . . . . . . . . . . . 10

            3. Legal Proceedings . . . . . . . . . . . . . . . 12

            4. Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . 15

Part II     5. Market for Registrant's Common Stock and
                 Related Stockholder Matters . . . . . . . . . 16

            6. Selected Financial Data . . . . . . . . . . . . 17

            7. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations. . . . . . . . . . . . . . . . . . 18

            8. Financial Statements and Supplementary Data . . 25

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . 25

Part III   10. Directors and Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . 25

           11. Executive Compensation. . . . . . . . . . . . . 29

           12. Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . 31

           13. Certain Relationships and Related
                 Transactions. . . . . . . . . . . . . . . . . 34

Part IV    14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . 34

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . 37

                              PART I

Item 1.  Business

General

     The North Carolina Railroad Company (the "Registrant") was incorporated in 1849 in the State of North Carolina. The Registrant owns approximately 317 miles of continuous railroad line running from Charlotte, North Carolina to Morehead City, North Carolina. The Registrant has one office located at 3200 Atlantic Avenue, Suite 110, Raleigh, North Carolina (27604) and four full time employees.

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

      On August 10, 1995, the Board of Directors of the
Registrant approved a Lease Extension Agreement ("Lease
Extension") with Norfolk Southern to extend the 1895 and 1939
Leases. Information about the Lease Extension has been disclosed by the Registrant in prior quarterly and annual reports to the

Commission. On December 15, 1995, the shareholders of the Registrant voted on approval of the Lease Extension. Following the shareholder meeting, a shareholder commenced a legal action challenging the validity of shareholder approval, and on July 29, 1996, the United States District Court for the Eastern District of North Carolina entered an order enjoining the Registrant from implementing the terms of the Lease Extension due to the lack of a quorum at the 1995 shareholder meeting. Other shareholder derivative litigation which sought to enjoin the Lease Extension is also pending. See Item 3, Legal Proceedings, for a description of the actions. Notwithstanding Norfolk Southern's knowledge of the shareholder derivative actions challenging approval of the Lease Extension and the Registrant's failure to confirm the effectiveness of the Lease Extension, on December 28, 1995 Norfolk Southern paid the Registrant approximately $7.8 million, which, along with other amounts paid by Norfolk Southern in 1995, is the amount that would have been owed to the Registrant under the terms of the Lease Extension had the Lease Extension become retroactively effective as of January 1, 1995. Norfolk Southern also made monthly payments to the Registrant in amounts that would have been due if the Lease Extension was effective until August 1996, when it notified the Registrant that payments would be discontinued. On September 13, 1996, the Registrant entered into an interim agreement with Norfolk Southern regarding the Registrant's ability to retain certain payments by Norfolk Southern. On September 20, 1996, the Registrant commenced a legal action against Norfolk Southern asserting rental, property ownership, environmental, and other claims and on September 23, 1996 commenced proceedings before the STB to prescribe both interim and long term compensation for Norfolk Southern's use of the Registrant's assets. See Item 3, Legal Proceedings.

Real Estate Investment Trust Election

     On September 16, 1996, the Registrant elected tax status as a Real Estate Investment Trust ("REIT") for the tax year ended December 31, 1995. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its shareholders. However, the Norfolk Southern litigation and certain shareholder litigation could delay or affect the Registrant's ability to receive rental income or the timing or amount of shareholder distributions, which could cause the Registrant to be unable to continue to qualify for REIT status. Failure to continue to qualify as a REIT would substantially decrease the after-tax net income available for distribution to shareholders of the Registrant.

     The Registrant believes that if it makes the required shareholder distributions, it will continue to qualify as a REIT for 1996. In order to continue to qualify as a REIT, the

Registrant must declare a dividend of at least 95% of REIT taxable income prior to the due date of its 1996 tax return, as extended. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made.

     The Registrant will evaluate all relevant factors in determining whether to maintain its qualification for REIT status for its 1996 taxable year. Such factors will include, for example, the status of the rental and other litigation against Norfolk Southern before the STB and the courts, alternatives to litigation, the Registrant's cash flow, advice from the Registrant's professional advisers about the feasibility of continued qualification for REIT status, the status of the shareholder derivative actions and the tax consequences of the Registrant failing to qualify as a REIT for 1997 or subsequent years. Due to the uncertainty, the Registrant has determined to delay a determination as to whether it will qualify as a REIT for its 1996 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may file its 1996 federal income tax return. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. At present, the Registrant intends to continue its qualification for REIT status, however, there can be no assurance that the Registrant will maintain its qualification for REIT status for 1996 or later years due to possible cash flow requirements and other uncertainties discussed above.

     By delaying certain distributions of 1996 income past January 31, 1997, the Registrant incurred an additional federal excise tax liability of approximately $143,000 for 1996. If the Registrant does not qualify as a REIT for 1996, the Registrant would incur an additional 1996 income tax liability of approximately $1.4 million.

Strategic Goals and Alternatives

     The Registrant is evaluating its strategic goals and the alternatives available to achieve such goals. Alternatives which the Registrant is either pursuing or considering include seeking an order from the STB requiring Norfolk Southern to operate the Registrant's properties under terms more favorable to the Registrant than otherwise available, negotiating a new lease or other agreement with Norfolk Southern, leasing all or part of its properties to one or more independent railroad operators, a sale or reorganization of the Registrant, or operating all or part of its properties as an independent railroad. The Registrant previously evaluated many of the foregoing alternatives. For example, prior to 1996 the Registrant and its financial advisors attempted to interest alternative lessees/operators in its railroad properties. These efforts did not produce a satisfactory alternative to leasing its property to Norfolk
Southern, but such efforts are being renewed by the Registrant.
Depending upon future circumstances, the Registrant may decide to pursue one or more or a combination of such alternatives.

     The Registrant has been advised by its STB counsel that it may have a residual common carrier duty to provide railroad service if Norfolk Southern were to discontinue railroad service, in the absence of any abandonment of all or any part of the Registrant's railroad lines. If the Registrant were to operate the railroad lines itself, the Registrant anticipates that it would have to incur substantial capital expenditures. See Item 7, Registrant's Discussion and Analysis of Financial Condition and Results of Operations. If the Registrant operates its railroad lines, it would not qualify as a REIT for income tax purposes, but instead would be treated as an operating railroad for income tax purposes, in which event ordinary corporate income tax treatment would apply to the Registrant. See "Real Estate Investment Trust Election" above regarding a failure of the Registrant to qualify for REIT status for 1996 or later years.

     It is possible that Norfolk Southern would seek to discontinue its responsibility as a common carrier to operate all or part of the Registrant's lines and/or to re-route certain railroad traffic that does not either originate or terminate on the Registrant's lines (known as "overhead traffic") to other Norfolk Southern controlled lines. The Registrant does not have complete or reliable information about the overhead traffic because Norfolk Southern refused to disclose overhead traffic data to the Registrant, but the Registrant believes that a substantial majority of the traffic on its lines is overhead traffic according to analyses of ICC carload waybill sample information. A portion of the property leased by the Registrant, the segment between Greensboro, North Carolina and Charlotte, North Carolina, forms part of a major system route for Norfolk Southern.

     The Registrant believes the volume and type of overhead traffic diverted by Norfolk Southern would be the most significant factor in determining the revenues of the Registrant or any other operator of the Registrant's railroad lines. Many of the factors affecting routing of overhead traffic would be beyond the control of the Registrant. For example, it is unclear how the acquisition of control by Norfolk Southern and CSX Transportation ("CSXT") of all or part of Consolidated Rail Corporation ("Conrail"), a major Class I railroad company in the northeastern United States, will change railroad traffic, volume and movements between the northeastern and southeastern United States. It is possible that such acquisition could materially affect the volume and type of overhead traffic over the Registrant's railroad lines, particularly with respect to the segment between Greensboro and Charlotte, North Carolina. Other factors that would likely affect the profitability of operating the railroad include whether the operator would lose traffic to trucking companies or other competitors, the percentage of revenues required for operation (railway operating ratio), the revenues the operator would receive for traffic moving to and from connecting railroads, including Norfolk Southern, and revenues and expenses associated with operations of National Rail Passenger Corporation ("Amtrak"), which operations are governed in part by federal law.

     A significant portion of railroad traffic on the eastern segment of the Registrant's railroad line is derived from shipments of aviation fuel to military installations. The U. S. Department of Defense has undertaken a comprehensive review of alternative aviation fuel delivery methods, including tanker truck, pipeline, and barge. Diversion of aviation fuel from rail to other modes of transportation in eastern North Carolina, which the Registrant has been advised could occur during 1997, would have a material adverse effect upon the revenues derived from the operation of the eastern segment of the Registrant's railroad line. These operations are currently conducted by Norfolk Southern. See "Background of Railroad Leases" above.

Buyout by the State of North Carolina

     During August, 1996, the State notified the Registrant that the State retained NationsBank as a financial advisor to evaluate the acquisition of the Registrant's shares not already owned by the State. On August 22, 1996, the Board of Directors of the Registrant appointed a Special Committee of five "private" directors (directors elected by shareholders other than the State) responsible for negotiating with the State ("Special Committee"). The Special Committee has authority to make recommendations to the entire Board regarding any offer made by the State, to formulate offers or counter offers, and to consider alternatives to a transaction with the State. In September, 1996, Alexander H. Graham, Jr., resigned from the Special Committee due to health considerations. On November 22, 1996 following the shareholder meeting, Porter B. Thompson succeeded Chauncey W. Lever, who retired, as a director and member of the Special Committee. On March 5, 1997 Alexander H. Graham, Jr., resigned as a director of the Registrant. On March 19, 1997, John W. Graham was elected a director and on March 20, 1997 was appointed to the Special Committee. The Special Committee is currently comprised of J. Melville Broughton, Jr., P.C. Barwick, Jr., Sidney R. French, Porter B. Thompson, and John W. Graham.

     The Special Committee has retained a financial advisor, Credit Suisse First Boston, and legal counsel. Although certain state officials have discussed in public a buy-out of the other shareholders as being in the interest of the State, other officials have also indicated that it may be in the State's interest to sell all or part of its stock in the Registrant. There can be no assurance either that the State will make an offer or that an offer, if made, will be at a price or on other terms that are acceptable to the Special Committee or the shareholders other than the State. In addition, there can be no assurance that the State can obtain the necessary financing, or that any approvals required within State government or by the Registrant could be obtained to consummate any agreement that may be reached.

CSXT Agreement

     In 1862, the Registrant entered into an agreement with the Chatham Railroad Company ("Chatham"), a predecessor of CSXT, for parallel construction and operation of a railroad track by Chatham within the Registrant's right of way between Raleigh and Cary, North Carolina, a distance of approximately eight miles (hereinafter referred to as the "1862 agreement"). The 1862 agreement made no provision for rental to be paid to the Registrant by Chatham. CSXT succeeded to the interests of Chatham and the railroad track and facilities subject to the agreement are currently owned and operated by CSXT as a part of its branch line between Henderson and Hamlet, North Carolina.
The Registrant and CSXT have been negotiating for renewal and modification of the 1862 agreement, but a final agreement has not been reached.

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

     In addition to the leases and agreements described above, the Registrant leases several small parcels of property producing approximately $2,500 of lease revenues monthly.

Regulatory Matters

     Railroads and other transportation companies are subject to state and federal regulations administered by agencies such as the STB (successor agency to the ICC), United States Department of Transportation, Federal Railroad Administration, state departments of transportation and state utilities commissions.

During the past two decades, regulatory agencies have exhibited a trend toward less regulation of transportation industries. Railroads are affected not only by the regulation of the railroad industry, but by regulation of other modes of transportation, which can change the cost structures of competitive modes of transportation. For example, proposals to have regulations changed to increase the size and weight limits of certain trucks are submitted to Congress from time to time. If permitted, such increases could have a material adverse effect upon railroads by decreasing the cost of shipping goods by truck. The Registrant monitors the regulation of railroads and competing modes of transportation on a regular basis, primarily through railroad industry publications.

Other Matters - Environmental

     The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Registrant's litigation against Norfolk Southern includes claims for environmental liability. See Item 3, Legal Proceedings. The Registrant may also determine it is in its interest to initiate substantial environmental assessments of its properties and commence environmental litigation against Norfolk Southern's sublessees or other parties who may have created or who are responsible for any actionable environmental conditions. If such parties are not able to meet their responsibilities, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible. See Item 3, Legal Proceedings, regarding the Peele site environmental matter.

Item 2.  Properties

     The principal asset of the Registrant is 317 miles of railroad property, averaging less than 200 feet in width, between Morehead City, North Carolina, and Charlotte, North Carolina. Some of the property is owned in fee, and the majority of the road extends over rights of way and perpetual easements purchased or granted in the 19th century. The line extends from Morehead City in an arc across North Carolina westward through New Bern, Kinston, Goldsboro, Selma, Raleigh, Research Triangle Park (unincorporated), Durham, Burlington, Greensboro, High Point, Lexington, Salisbury, Kannapolis, and Charlotte. The route between Greensboro and Charlotte is a primary line of Norfolk

Southern's north-south freight route between Washington, D.C. and Atlanta, Georgia. The Registrant's line intersects CSXT railroad lines at Selma, Goldsboro, Raleigh, Cary, Durham, and Charlotte,
North Carolina.

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

     The Registrant also owns approximately 208 acres of land divided into 24 parcels that mostly adjoin its rail corridor. Among these parcels are the three in Mecklenburg County which are located in the downtown Charlotte business district and subject to the 1968 Lease with Norfolk Southern. Some of the properties have improvements, the ownership of which depends on the terms of the arrangements with the sublessees of the properties. The Registrant is evaluating whether properties which are not necessary for current railroad operations have income-generating potential in excess of projected expenses. According to information provided by Norfolk Southern, these properties currently are producing approximately $330,000 of annual gross lease revenue. Norfolk Southern has advised the Registrant that Norfolk Southern believes it is entitled to continue management responsibility for and to collect the lease income from such properties notwithstanding the absence of a lease or other written agreement with the Registrant. Norfolk Southern has asserted that a majority of the Registrant's properties are subject to the jurisdiction of the STB. The Registrant is evaluating Norfolk Southern's assertion regarding any such jurisdiction and has demanded that Norfolk Southern pay the income from such properties to the Registrant. See Item 3, Legal Proceedings, regarding the Registrant's litigation against Norfolk Southern.

Item 3.  Legal Proceedings

     Except as described below, there are no legal proceedings pending to which the Registrant is a party that are material to the operations of the Registrant.

Norfolk Southern Litigation (Federal Court)

     On September 20, 1996, the Registrant filed an action against Norfolk Southern Corporation, NSR, AECR, and certain subsidiaries or affiliates thereof (hereafter referred to collectively as "Norfolk Southern") in the Superior Court of Wake County of the State of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and asserts other claims, including breach of contract and environmental claims. Effective October 24, 1996, the action was removed to the United States District Court for the Eastern District of North Carolina. Also in October, 1996, Norfolk Southern filed counterclaims against the Registrant asserting unjust enrichment claims of approximately $12 million for rental payments, conversion, environmental contribution, and other claims. In November 1996, defendants NSR and AECR filed a motion to stay the action and the remaining subsidiary or affiliate defendants filed a motion to dismiss all claims against them. Both motions were denied. Defendants other than NSR and AECR filed environmental counterclaims against the Registrant. The Registrant is vigorously pursuing its claims against Norfolk Southern and defending the counterclaims.

Norfolk Southern Litigation (U.S. Surface Transportation Board)

     On September 23, 1996 the Registrant filed (i) a petition for interim relief and (ii) a petition to set trackage compensation before the STB for the use of the Registrant's property by Norfolk Southern, STB Finance Docket No. 33134. The petition for interim relief seeks an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 monthly pending a final adjudication or other resolution of the Registrant's federal court action against Norfolk Southern and the Registrant's petition to the STB to set trackage compensation. In response, Norfolk Southern petitioned the STB to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. Several shareholders of the Registrant have filed petitions to intervene in the STB proceeding. The STB has not yet ruled on the Registrant's petitions or other petitions or motions in the proceeding.

     The foregoing is only a summary of the claims made by the Registrant and the reader should refer to the complaint and petitions filed by the Registrant. The Registrant believes that litigation against Norfolk Southern will be both protracted and difficult. Legal fees and expenses associated with the litigation could exceed several million dollars. In addition, Norfolk Southern may respond to the Registrant's legal action by seeking permission from the STB to abandon all or part of the Registrant's lines or Norfolk Southern may seek to divert railroad traffic from the Registrant's railroad lines. There can be no assurance as to the amount or timing of rental payments if compensation is set by the STB, or that the outcome of the litigation before the courts or the STB will be favorable to the Registrant.

Shareholder Litigation

     Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant, which actions were consolidated into one case by the court. Information about the actions has been disclosed in prior quarterly and annual reports to the Commission. On August 9, 1996, the Registrant and the defendant directors filed motions to dismiss the actions. The court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the consolidated case was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee and asserts other claims. The Registrant is not a party to the suit. The directors have filed a motion to dismiss this suit. With regard to the September 24, 1996 action, the Registrant's directors and officers insurance carrier has asserted that coverage is not available under the policy in effect at that time. The Registrant is evaluating the insurance carrier's assertion.

     On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Commission. On July 29, 1996 the court entered an order enjoining the Registrant from implementing the terms of the Lease Extension and on July 31, 1996 entered a judgment incorporating the order, and the Registrant did not appeal the order or judgment. On December 15, 1996, the plaintiff filed an application for allowance of attorney's fees, expenses, and other sums totaling approximately $1 million, and supplemented the application by requesting approximately $89,000 in additional fees. The Registrant has moved to strike the supplemental application. The Registrant and the defendant directors and officers are vigorously opposing the applications. The court has not yet ruled on the application. If the plaintiff's application were granted and the plaintiff's requested fee award were upheld after any appeals, the Registrant's financial position would be materially adversely affected. See "Real Estate Investment Trust Election" above regarding the possible effects of the shareholder litigation on the Registrant's ability to qualify for REIT status.

Greensboro Segment Trackage Rights

     On July 8, 1996, the Registrant filed a petition before the STB to revoke (the "Petition to Revoke") a Notice of Exemption filed by NSR of a grant of certain trackage rights by NSR to Norfolk & Western Railway Company ("N&W"), an affiliate of Norfolk Southern, over a 2.4 mile segment of the Registrant's railroad line in Greensboro, North Carolina, STB Finance Docket No. 32961. The trackage rights affect the segment of the Registrant's railroad line which connects NSR's main north-south route through North Carolina on the Registrant's railroad line with a Norfolk Southern owned route to Winston-Salem, North Carolina, which segment the Registrant believes might be utilized by Norfolk Southern to divert traffic away from the Registrant's lines to Norfolk Southern owned railroad lines. Information about the proceeding has been disclosed in prior quarterly reports to the Commission. The Registrant is challenging the Notice of Exemption and the amendment by NSR on the basis that NSR failed to recognize the Registrant's ownership of the 2.4 mile segment affected by the purported trackage rights and NSR's inability to grant trackage rights in the absence of the Lease Extension. The STB has not ruled on the matter.

Peele Site

     In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Registrant and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). Information about the site and the litigation has been disclosed by the Registrant in prior annual and quarterly reports to the Commission. The Registrant is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. According to a preliminary study conducted by the Registrant, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. On February 26, 1997, the Registrant and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs.

As a result, the Registrant has accrued $200,000 in 1996 as an estimate of its share of remediation costs under the agreements. However, the Registrant does not know the total amount of financial exposure or the timing of the resolution of the matter. If such costs are not paid by other parties, the financial position of the Registrant could be materially adversely affected. The Registrant does not have insurance to minimize its potential exposure.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Registrant's annual meeting of shareholders was held on November 12, 1996. The tables below reflect the final voting results. Pursuant to the charter of the Registrant, the State of North Carolina elects a total of ten directors and the remaining shareholders elect a total of five directors. Directors are elected to three-year staggered terms. Three directors were elected at the Annual Meeting by the shareholders other than the State of North Carolina, instead of two directors which would otherwise have been the case. In July 1996, a court determined that a quorum was not present at the 1995 Annual Meeting. The State of North Carolina ("State") elected seven Directors at the Annual Meeting, instead of three, for the same reasons.

                                             Abstain/   Broker
                         For      Against    Withheld   Non Votes
                         _____    _______    ________   _______

1. Election of Directors
   By the "Private" Shareholders:

     P. C. Barwick, Jr.
                        733,360      -0-     37,665    -0-

     J. Melville Broughton, Jr.
                        735,899      -0-     35,126    -0-

     Porter B. Thompson
                        732,510      -0-     38,515    -0-

   By the State of North Carolina:

     Robert W. Griffin
                        3,206,173    -0-      -0-      -0-
     R. Samuel Hunt, III
                        3,206,173    -0-      -0-      -0-
     William H. Kincheloe
                        3,206,173    -0-      -0-      -0-

     Lynn T. McConnell
                        3,206,173    -0-      -0-      -0-
     Jack A. Moody
                        3,206,173    -0-      -0-      -0-
     John S. Russell
                        3,206,173    -0-      -0-      -0-
     J. Bradley Wilson
                        3,206,173    -0-      -0-      -0-

2. Appointment of Independent
   Public Accountants

    Ratification of the Selection
    of Ernst & Young LLP
                         3,972,851  2,417     2,930    -0-


                             PART II

Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters

     (a) Market Information

     Common shares of the Registrant are currently traded in the over-the-counter market (symbol "NORA"). Quarterly high and low bids are as follows for fiscal years 1995 and 1996:

            1996                             1995
    Low             High              Low            High
             1st                             1st
   22 1/4          27 1/2            24 1/4         26
            2nd                              2nd
   23 1/4          24 5/8            25 1/2         30 1/2
            3rd                              3rd
   23              40                26             35
            4th                              4th
   37 1/4          38 1/4            25             30

     These over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent market transactions.

   (b) Holders

   There were approximately 722 holders of common shares of the Registrant of record as of February 28, 1997.

   (c) Dividends

    During 1996, a dividend was declared in the amount of $3.06 per share, or $13,107,418, relating to the Registrant's REIT election for tax year 1995. During 1995, no dividends were declared and in 1994, the Registrant declared regular cash dividends of $.03 per share, or $128,504. The amount and timing of future dividends will depend upon any ruling(s) by the STB to set interim or other compensation for the use of the Registrant's properties, the Registrant's REIT status, the Norfolk Southern litigation, the shareholder litigation, and the future profitability of the Registrant. The Registrant expects to continue to have substantial uncertainty with respect to each of these matters. See Item 3, Legal Proceedings, regarding the Norfolk Southern litigation and certain shareholder litigation. See "Real Estate Investment Trust Election" under Item 1, Business, above, regarding the relationship between tax matters and dividend policy, and Note C to the financial statements.

Item 6.  Selected Financial Data

   The following selected financial data are derived from the financial statements of the Registrant. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.



                                      Selected Financial Data
                       At December 31 or For the Year Ended December 31
                ----------------------------------------------------------

                       1996         1995        1994         1993        1992
                    ----------   -----------   ---------   ---------   --------
Gross revenue..     $5,620,469  $15,132,553    $851,074   $777,770     $773,400

Lease revenue of
roadway and land..   4,846,216    8,134,656(a)  674,277    642,817      631,048

Net income (loss)..  8,603,973    8,864,922     107,145    (54,027)(b)   43,847

Net income (loss)
per share ..              2.01         2.07         .03      (0.01)         .01

Deferred income
taxes....                  -0-    1,209,851    1,214,451  1,241,451   1,117,549

Total assets        13,144,991   24,480,264   10,084,797  9,639,966   9,803,679

Cash dividends
declared per
common share..         3.06(c)          -0-         .03        .03         .03

                (a) Includes payment of $7.8 million from Norfolk
                    Southern. See Item 7, Management's Discussion and Analysis, below.

                (b) Net income for 1993 before cumulative effect of
                    accounting change was $86,875.

                (c) Dividend declared in connection with REIT election
                    for 1995 tax year.

Item 7.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

    Pursuant to the terms of the Lease Extension, the Registrant's lessees were obligated to continue paying for maintenance and property taxes relating to the Registrant's property subject to the Lease Extension. If the Registrant is unable to negotiate other leases or obtain orders by the STB upon acceptable terms, or if Norfolk Southern were to discontinue railroad operations over the Registrant's line, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. Under the terms of the 1895 Lease, the lessee is required to return the leased properties, or equivalent replacements of leased properties, including equipment, in as good a condition and repair as the property was at the inception of the lease, less ordinary depreciation. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if the equipment is not returned in operating condition upon termination of the leases or if the quantities or type of the returned equipment is insufficient to operate the railroad line. See Item 1, Business, for a discussion of risks of independent operation by the Registrant.

    The Registrant's cash and cash equivalents were approximately $4.7 million as of March 21, 1997. If the Registrant continues to qualify for REIT status for 1996, a distribution of approximately $3.2 million would be required to be made to shareholders. The Registrant does not foresee any need for funds during 1997 which cannot be met primarily from available cash. However, the Registrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant is opposing a claim in excess of $1 million for legal fees in a shareholder action overturning the December 15, 1995 shareholder vote on the Lease Extension. The Registrant may be required to finance (i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines or ceases to maintain the Registrant's property at a level acceptable to the Registrant or at levels acceptable to regulatory agencies such as the U.S. Federal Railroad Administration.

    Pursuant to an agreement for the payment of $5 million (plus interest) by Norfolk Southern on December 1, 1995 and an Interim Agreement with Norfolk Southern dated September 13, 1996, approximately $17 million of payments by Norfolk Southern in 1995 and 1996, (described in "Results of Operation" below) were not required to be returned to Norfolk Southern notwithstanding the court order enjoining the effectiveness of the Lease Extension. Pursuant to the agreements, the payments are to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. However, notwithstanding the agreements, Norfolk Southern has asserted counterclaims against the Registrant for unjust enrichment and conversion with respect to the payments.

    The Registrant's liquidity (cash and short-term investments) decreased from $15,329,497 at December 31, 1995 to $5,318,933 at
December 31, 1996. Short-term investments decreased from $190,000 to $-0- during the year ended December 31, 1996. On September 16, 1996, the Registrant elected tax status as a REIT for the tax year ended December 31, 1995. Pursuant to that election, the Registrant declared a special cash dividend in the amount of $3.06 per share, or $13,107,418, which was paid during the fourth quarter of 1996. The special dividend is not indicative of future dividends or continued REIT qualification.

    To the extent the Registrant receives qualifying rental income, qualifies for and elects REIT status for federal income tax purposes for 1996 and future years, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital necessary to fund litigation or other expenses. If the Registrant continues to elect REIT status, the Registrant expects to use its cash flow from operating activities for distributions to shareholders and for payment of operating expenses. Other information about the REIT status of the Registrant has been disclosed in prior quarterly and annual reports to the Commission.

    For the year ended December 31, 1996, $3,141,020 of net cash was provided by operating activities and was primarily attributable to net income of $8,603,973, which was partially offset by changes in current income taxes recoverable and payable amounts and deferred tax amounts.

    Investing activities provided net cash of $145,834 primarily due to short-term investments that matured during 1996.

Results of Operations

    Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. As a result, no rental revenue has been recognized for the period from August through December, 1996. See Item 3, "Legal Proceedings", regarding the Norfolk Southern litigation, the July 29, 1996, court order, and certain shareholder litigation. Consequently, the Registrant expects its revenues in future periods will be substantially lower until alternate sources of revenue are secured.

    Total revenues were $5,620,469 for 1996 as compared to $15,132,553 for 1995 and $851,074 for 1994. The increase for 1995 as compared to 1994 was attributable primarily to increases in rental revenue from leases of roadway and land and the settlement payment of approximately $5.2 million (including interest). The decrease in rental revenue from leases of roadway and land for 1996 as compared to 1995 is attributable to the reduction in payments received from Norfolk Southern. Revenues generated by the 1895 and 1939 Leases from 1992 to 1995 and by payments by Norfolk Southern in 1995 and 1996 are shown in the following chart:

                Revenue from Leases of Roadway and Land

Year                                               % Change from
End      Lease Income               Total          Prior Year

1992     1895 Lease     286,000
         1939 Lease     263,729
         1968 Lease      81,319     631,048        4.9%

1993     1895 Lease     286,000
         1939 Lease     275,498
         1968 Lease      81,319     642,817        1.9%

1994     1895 Lease     286,000
         1939 Lease     306,958
         1968 Lease      81,319     674,277        4.9%

1995     Norfolk      8,000,000
         Southern Payments
         1968 Lease      81,319
         Other*          53,337     8,134,656      1106.4%

1996     Norfolk      4,764,900
         Southern Payments
         1968 Lease      81,319     4,846,219      (40.4)%

    * Additional rental under the 1939 Lease for the period 1991-1994 as a result of an audit performed during 1995 by the Registrant of rentals paid by AECR.

    Interest income increased from $94,361 for 1994 to $601,556 for 1995 and $747,576 for 1996. The increases were primarily attributable to increases in average levels of invested cash and interest paid by Norfolk Southern. Dividend income was $15,000 for 1996 as compared to $7,500 for 1995 and $12,500 for 1994.
For 1994, 1995, and 1996, dividend income was attributable to special dividends received from the common stock of State University Railroad Company.

    Rental income increased from $3,960 for 1994 to $9,540 for 1995 and $11,400 for 1996. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

    Gains on sale of real estate increased from $65,976 for 1994 to $688,055 for 1995 and decreased to $-0- for 1996. Gains on sale of real estate and other income are derived primarily from sales and condemnations of the Registrant's property. During 1995, the Registrant sold approximately 16 acres of land in Johnston County, North Carolina, recognizing a gain of $473,956, and recognized other gains of approximately $210,000 from condemnations, forced sales, and sales of stock.

    Other lease income for 1995 represents the settlement of a claim for a lump sum tax benefit payment which was due upon the expiration of the 1895 Lease from Norfolk Southern pursuant to a 1982 tax benefit agreement between the Registrant and Norfolk Southern. Under the terms of the settlement agreement, the Registrant received a lump sum payment in the amount of $691,246.

    On December 1, 1995, Norfolk Southern made a payment of $5 million, plus interest of approximately $200,000, to the Registrant pursuant to the Lease Extension with respect to a release of Norfolk Southern from its obligation to return certain personal property upon expiration of the 1895 Lease and 1939 Lease. The Registrant and Norfolk Southern entered into an agreement whereby the settlement payment made in early December 1995 in order to facilitate the Registrant seeking REIT status at the earliest practicable date. As the implementation of the Lease Extension was enjoined by a court, pursuant to agreements with Norfolk Southern the Registrant believes it is entitled to retain the payment and interest for application against other amounts due from Norfolk Southern. However, See Item 3, Legal Proceedings, regarding claims by Norfolk Southern against the Registrant with respect to certain payments by Norfolk Southern.

    Salary and administrative expenses increased from $268,029 for 1994 to $273,563 for 1995 and $366,869 for 1996. The
increases are primarily attributable to increases in employee compensation and benefits, office rental, telephone expenses, and meeting expenses.

    For 1996, professional fees increased to $616,340 as compared to $414,740 for 1995 and $288,749 for 1994.
Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation, and other general items. The increases are primarily attributable to higher professional fees associated with the Norfolk Southern litigation, issues relating to the Lease Extension, legal fees of the Special Committee, evaluation of REIT qualification, and shareholder litigation fees and expenses. The Registrant expects professional fees to continue to increase due to ongoing Norfolk Southern and shareholder litigation, activities of the Special Committee and its advisors, and other matters.

    Insurance and taxes increased to $126,146 for 1996 as compared to $59,100 for 1995 and $57,766 for 1994. The increases are primarily attributable to increases in the Registrant's directors and officers insurance premiums. In future periods, if Norfolk Southern refuses to pay property taxes the Registrant expects to incur higher property tax expense. The Registrant is also evaluating insurance relating to risks associated with railroad operations by Norfolk Southern in the absence of any indemnification or other contractual obligations of Norfolk Southern to the Registrant. The Registrant expects to incur substantially higher insurance expense in future periods if any such insurance is purchased by the Registrant.

    Amortization expense of $35,057 for 1996 and $46,743 for 1995 related to capitalized lease negotiations costs. In December 1996, investment banking fees and other fees of $732,685 associated with the Lease Extension were written-off. During the fourth quarter of 1996, the Special Committee retained legal counsel and a financial advisor. Additional legal fees and investment banking fees are expected to be incurred in future periods.

    Consulting fees increased from $43,809 for 1994 to $80,742 for 1995 and $137,559 for 1996. Consulting fees vary according to the number and magnitude of projects, primarily in connection with ongoing litigation, the Special Committee, and other matters. The increase for 1996 as compared to 1995 and 1994 was primarily attributable to increases in public relations and railroad consulting fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation matters, matters related to the lease or operation of the Registrant's properties, and issues addressed by the Special Committee are resolved.

    The provision for environmental remediation costs of $200,000 for 1996 is attributable to agreements between the Registrant and other parties to remediate the Peele pesticide disposal site and share in certain assessment and clean-up costs.
See Item 3, Legal Proceedings.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For 1996, other expenses were $133,451 as compared to $106,579 for 1995 and $94,599 for 1994. The increases were primarily attributable to increases in office rent, printing expenses, office equipment, and supplies.

    Current income tax expense was $96,000 for 1996 as compared to $5,283,600 for 1995 and $10,000 for 1994. The decrease for
1996 is attributable to the September 1996 REIT election. Prior to the REIT election, the Registrant was taxed as a "C" corporation. In 1995, the corporate income tax provision represented an effective tax rate of 37%. With the REIT election, the income tax provision was reduced and reflected as a benefit in change of corporate entity during 1996. See Note C to the financial statements.

    During 1996, the Registrant's 1994 federal income tax return was examined by the Internal Revenue Service ("I.R.S."). The I.R.S. determined that additional taxes and interest in the amount of approximately $56,000 was due; however, the Registrant has filed a protest of the assessment amount. The final outcome of the audit and protest is not expected to have a material effect upon the Registrant's financial condition.

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and 1939 Lease, increased only to the extent changes in the general inflation rate increased the excess rental payments under the 1939 Lease. The Registrant intends to offset the effects of inflation by seeking inflation adjustments in any compensation order by the STB, or securing leases or other agreements for the lease or operation of the Registrant's properties with inflation adjustment provisions. However, if the uncertainties regarding the litigation against Norfolk Southern's failure to pay rental to the Registrant are not resolved, inflation will tend to increase any expenses required to be financed by the Registrant in future periods.

    The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to Norfolk Southern or its sublessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties in connection with the litigation against Norfolk Southern. If Norfolk Southern, its sublessees, or other parties who are responsible for any actionable environmental conditions fail to pay for damage or remediation, under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or cleanup of the property it owns. See Item 3, "Legal Proceedings," regarding the status of the Peele environmental site.

    Cautionary Statement Identifying Important Factors That
Could Cause the Registrant's Actual Results to Differ From Those
Projected in Forward Looking Statements

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about litigation, REIT status, the possibility of a buy-out by the State of North Carolina, and other alternatives the Registrant is considering are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

    This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Registrant's litigation against Norfolk Southern, the court's disposition of the shareholder legal actions, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line, the Registrant's ability to qualify for tax treatment as a REIT or the timing of any such REIT election, the effect of the July 29, 1996 court order upon the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, the willingness of the State to make an acceptable buy-out offer and its ability to finance any offer, and other matters which are described herein and/or in documents incorporated by reference herein.

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

Item 9.  Changes in and Disagreements with Accountants in
         Accounting and Financial Disclosure

    None.

                             PART III


Item 10. Directors and Executive Officers of the Registrant.

    The persons listed below are directors of the Registrant.
Pursuant to Article III, Section 2 of the Bylaws of the
Registrant, each director shall hold office for a three-year term until his death, resignation, retirement, removal, disqualification or until his successor shall have been elected and qualified. Except as described above, there are no arrangements or understandings between any director and any other person pursuant to which he was selected as a director. Pursuant to the charter of the Registrant, the State of North Carolina elects ten directors and the remaining shareholders elect five directors.

    At the 1996 annual meeting, ten directors were elected.

                                                    Period of   Term
Name                             Age  Offices Held   Service   Expires

*John McKnitt Alexander, Jr.     47  Director       7/93 to    1997
                                                    Present

                                     Secretary      12/95 to
                                                    11/96

                                     Assistant
                                     Secretary/Treasurer
                                                    1985 to
                                                    1990

P. C. Barwick, Jr. (1)          58   Director       9/90 to    1999
                                                    Present

                                     Assistant
                                     Secretary/Treasurer
                                                    11/96 to
                                                    Present

                                     Secretary      9/89 to
                                                    12/95

J. Melville Broughton, Jr. (1)  74   Director and   7/86 to    1998
                                     Vice Pres.     Present

Sidney R. French                69   Director       9/89 to    1997
                                                    Present

John W. Graham (2)              73   Director       3/97 to    1997
                                                    Present

*Robert W. Griffin (1)          44   Director       12/95 to   1998
                                                    present

*M. Rex Harris                  62   Director       7/93 to    1997
                                                    Present

*R. Samuel Hunt, III (1)        55   President      11/96 to   1999
                                                    Present

*William H. Kincheloe (1)       59   Director       7/87 to    1998
                                                    Present

*Lynn T. McConnell (1)          41   Director and   7/93 to    1999
                                     Treasurer      Present

*Jack A. Moody (1)              69   Director       7/93 to    1999
                                                    Present

*John S. Russell (1)            42   Director       7/93 to    1998
                                                    Present

Porter B. Thompson (1)          62   Director       11/96 to   1999
                                                    Present

*J. Bradley Wilson (1)          44   Director and   11/96 to   1998
                                     Secretary      Present

*David T. Woodard               48   Director       7/93 to    1997
                                                    Present


       * Elected by the State of North Carolina

       (1) Elected at the 1996 Annual Meeting

       (2) On March 5, 1997 Alexander H. Graham, Jr. resigned as a director. Pursuant to the bylaws of the Registrant, on March 19, 1997, John W. Graham was elected by the "private" directors to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. John W. Graham is the brother of Alexander H. Graham, Jr.

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

                                                     Period of
Name                        Age     Offices Held     Service

R. Samuel Hunt, III          55     President        11/96 to
                                                     Present

Scott M. Saylor              37     Exec. V.P./      8/89 to
                                    General Counsel  Present

J. Melville Broughton, Jr.   74     Vice President   1988 to
                                                     Present

J. Bradley Wilson            44     Secretary        11/96 to
                                                     Present

Lynn T. McConnell            41     Treasurer        7/93 to
                                                     Present

P. C. Barwick, Jr.           58     Assistant        11/96 to
                                    Sec./Treas.      Present

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

     P. C. Barwick, Jr. - Attorney at Law, Principal, Wallace,
     Morris & Barwick, P.A., Kinston, North Carolina (1986-present). Director, State University Railroad Company from 1993 to present. The Registrant owns a minority position in State University Railroad Company, a majority whose stock is owned by Norfolk Southern.

     J. Melville Broughton, Jr. - Attorney at Law, Broughton,
     Wilkins & Webb, P.A., Raleigh, North Carolina, 1974 to 1995.
     No outside directorships.

     Sidney R. French - Self-employed farmer, Cove City, North
     Carolina.  No outside directorships.

     John W. Graham - President and owner of Graham Realty, Inc., a commercial and industrial real estate brokerage, Raleigh, North Carolina. Director of Rocky Mount Mills, Inc.

     Robert W. Griffin - Attorney at Law, Griffin & Griffin,
     Kinston, North Carolina, from 1977 to 1996.

     M. Rex Harris - Chief Executive Officer, International and
     Domestic Development Corp., 1976 to present.  Director,
     United National Bank.

     R. Samuel Hunt, III - President, Hunt Electric Supply
     Company, 1971 to present.  President, Atlas Electric Corp.,
     1992 to present.  Secretary, North Carolina Department of
     Transportation, 1993 to 1995.

     William H. Kincheloe - President of Bulluck Furniture, Inc. retailer of furniture, and President of Wildwood Lamps & Accents, Inc., Rocky Mount, North Carolina, a manufacturer of lamps. Director, Centura Banks, Inc., Rocky Mount, North Carolina, from 1990 to present.

     Lynn T. McConnell - Senior Vice-President and Transaction
     Manager, Nationsbanc Capital Markets, Inc., Charlotte, North
     Carolina, 1989 to present.  No outside directorships.

     Jack A. Moody -  Attorney at Law, 1955 to 1990.  Director,
     Centura Bank of North Carolina, Rocky Mount, North Carolina.

     John S. Russell - Member, law firm of Moore & Van Allen,
     PLLC, Raleigh, North Carolina; 1985 to present. No outside directorships.

     Scott M. Saylor - Executive Vice-President and General
     Counsel, North Carolina Railroad Company, 1989 to present.
     No outside directorships.

     Porter B. Thompson - President and owner of LEADS
     Corporation, a management consulting firm, 1989 to present.
     Certified Public Accountant since 1964. Retired officer and director of Blue Bell, Inc.

     J. Bradley Wilson - Senior Vice President & General Counsel, Blue Cross Blue Shield of North Carolina, Inc., 1995 to present. General Counsel, Office of the Governor or North Carolina, 1993 to 1995. Partner, Carpenter, Wilson, Cannon & Blair, P.A., Attorneys at Law, 1978 to 1992.

     David T. Woodard - General Agent, Union Central Life
     Insurance Co., Raleigh, North Carolina, 1978 to present.
     Chairman and Director, Hamlet Federal Credit Union, Hamlet,
     North Carolina.

Item 11.  Executive Compensation

    The following table and narrative text discuss the compensation paid during 1996 and the two prior fiscal years to the Registrant's President and Chief Executive Officer. No executive officer of the Registrant had an annual salary of and bonuses in excess of $100,000 during 1996.

                     Summary Compensation Table
                                                              Long Term
                        Annual Compensation                   Compensation
--------------------------------------------------------------------------------

Name and                                         Other Annual
Principal Position    Year    Salary     Bonus   Compensation
                                                     (1)
--------------------------------------------------------------------------------

R. Samuel Hunt, III    1996  *$ 1,643     $-0-       $-0-       None.
President and
Chief Executive
Officer

John F. McNair III     1996  *$ 6,000     $-0-       $-0-       None.
President and          1995    12,000      -0-        -0-
Chief Executive        1994    12,000      -0-        -0-
Officer

    *partial year's compensation.

(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

      Stock Option and Stock Appreciation Rights Plans, Long-term
      Incentive Plans and Pension Plans

      No stock options or stock appreciation rights were outstanding at the end of 1996 and none were either granted or exercised during 1996. The Registrant has no stock option plans or stock appreciation rights plans. The Registrant does not contribute to any "long-term" incentive plan or pension plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Registrant and its employees participate in the retirement/benefit program under the Railroad Retirement Act, administered by the U.S. Railroad Retirement Board. The Registrant also contributes to a SEP-IRA for its employees. For 1996, the Registrant contributed a total of $15,200 to the fund.

    Compensation of Directors

    Directors are compensated $600 per day, plus travel expenses, for each day of attendance at directors' meetings.
Directors are compensated $600 per diem, plus travel expenses, for attending meetings of committees and other business on behalf of the Registrant conducted other than in conjunction with meetings of the Board of Directors.

    Employment Contracts

    Mr. Hunt, the President and Chief Executive Officer, has no employment contract with the Registrant. Mr. McNair had no employment contract with the Registrant.

    Compensation Committee and Decision Making

    The Budget and Compensation Committee of the Board of
Directors is responsible for decisions concerning the compensation of officers, directors and employees of the Registrant. The Committee consists of the following four members of the Board of Directors of the Registrant: Lynn McConnell, Porter Thompson, Rex Harris, and John Russell.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    (a) Security Ownership of Certain Beneficial Owners

    Of the 10,000,000 shares authorized to be issued, 4,283,470 shares are currently outstanding. The following table sets forth as of March 20, 1997, the parties known to the Registrant to be beneficial owners of more than five percent of the Registrant's voting securities:

Title of    Name & Address of    Amount & Nature of     Percent
Class       Beneficial Owner    Beneficial Ownership   of class

Common      State of North        3,206,173 shares,     74.85%
Shares      Carolina c/o          owned directly*
            Governor James
            B. Hunt,
            The State Capitol, Raleigh, NC  27611

    * The State of North Carolina also holds shares in escheat subject to the claims of unknown owners. The State of North Carolina has advised that it does not customarily vote shares held in escheat and has disclaimed beneficial ownership of such shares. Pursuant to agreements with some of the directors elected by the State of North Carolina, the State is entitled to dividends and retains a right of repurchase for an additional 2,400 shares.

    Chapter 1046 of the 1951 Session Laws of the General
Assembly of North Carolina states "no stock owned by the State of North Carolina in the North Carolina Railroad Company shall be sold except with the prior consent of the General Assembly."
See Item 1, Business, regarding the possible acquisition of shares held by shareholders other than the State.

    (b) Security Ownership of Management

        The following table sets forth as of March 20, 1997, the shares beneficially owned by all officers and directors of the Registrant.

                  Name & Address of              Amount & Nature of    Percent
Title of Class    Beneficial Owner              Beneficial Ownership   of Class

Common Shares John McKnitt Alexander, Jr.   700 shares owned directly        *
              Director                      550 shares owned by
              P.O. Box 26837                    minor daughters
              Raleigh, NC  27603             50 shares owned by spouse

              P. C. Barwick, Jr.            600 shares owned directly        *
              Director and Assistant
              Secretary/Treasurer
              P. O. Box 3557
              Kinston, NC  28502

              J. Melville Broughton, Jr.    705 shares owned directly        *
              Director and Vice President
              P.O. Box 2387
              Raleigh, NC  27602

              Sidney R. French              500 shares owned directly (1)    *
              Director
              105 Wetherington Farm Road
              Cove City, NC  28523

              John W. Graham                5,500 shares owned directly      *
              Director
              403 E. Six Forks Road
              Raleigh, NC  27609

              Robert W. Griffin             526 shares owned directly (2)    *
              Director
              P.O Box 3062
              Kinston, NC  28502-3062

              M. Rex Harris                 500 shares owned directly        *
              Director
              4511 Bragg Boulevard
              Fayetteville, NC  28303

              R. Samuel Hunt, III           500 shares owned directly (3)    *
              Director and President
              P.O. Box 2440
              Burlington, NC 27216

              William H. Kincheloe          500 shares owned directly        *
              Director
              P.O. Box 671
              Rocky Mount, NC  27802

              Lynn T. McConnell             100 shares owned directly        *
              Director and Treasurer        500 shares owned directly (3)
              138 Cherokee Road
              Charlotte, NC  28207

              Jack A. Moody                3,300 shares owned directly       *
              Director
              P.O. Box 249
              Siler City, NC  27344

              John S. Russell               100 shares owned directly        *
              Director                      500 shares owned directly (3)
              One Hanover Square
              Suite 1700
              Raleigh, NC  27611

              Scott M. Saylor               100 shares owned with spouse     *
              Exec. V.P./General Counsel        as joint tenants with right
              P.O. Box 2248                     of survivorship
              Raleigh, NC  27602

              Porter B. Thompson          4,000 shares, owned with spouse    *
              Director                          as joint tenants with right of
              230 North Elm Street              survivorship
              Suite 1650
              Greensboro, NC 27401

              J. Bradley Wilson             500 shares owned directly (3)    *
              Director and Secretary
              P.O. Box 2291
              Durham, NC 27702

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

    All officers and directors as a group (16 persons) beneficially own 20,231 common shares of the Registrant, or approximately .47% of the total shares issued and outstanding.

    (c) Changes in Control

     Pursuant to provisions of the charter and Article III,
Section 3 of the bylaws of the Registrant, the shares held by the State are entitled to vote for and elect ten of the Registrant's fifteen directors. The remaining shareholders are entitled to vote for and elect the remaining five directors. The bylaws provide that the directors elected by the shares held by the State shall be named in the proxy given by the Governor to his designee who shall attend the annual meeting of shareholders. Inasmuch as the Governor of North Carolina is an elected official, changes in control of the Registrant can occur whenever a new governor is elected subject to the timing of the expiration of the terms of directors elected by the State. A general election electing a new Governor in North Carolina will occur in November, 2000. See also "Security Ownership of Certain Beneficial Owners" for legislative control over the sale of shares owned by the State and Item 1, Business, regarding possible acquisition of shares by the State.

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

              None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the North Carolina Railroad
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 NORTH CAROLINA RAILROAD COMPANY

Date: March 28, 1997          By: /s/ R. Samuel Hunt, III
                                ------------------------------
                                R. Samuel Hunt, III, President
                               and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the North Carolina Railroad Company and in the capacities and on the dates indicated.


/s/ John M. Alexander, Jr.           Date: March 28, 1997
--------------------------
John M. Alexander, Jr.,
    Director

/s/ P. C. Barwick, Jr.               Date: March 28, 1997
--------------------------
P. C. Barwick, Jr.,
    Assistant Secretary/Treasurer and Director

/s/ Sidney R. French                 Date: March 28, 1997
--------------------------
Sidney R. French,
    Director

/s/ John W. Graham                   Date: March 28, 1997
--------------------------
John W. Graham
    Director

/s/ Robert W. Griffin                Date: March 28, 1997
--------------------------
Robert W. Griffin,
    Director

/s/ M. Rex Harris                    Date: March 28, 1997
--------------------------
M. Rex Harris,
    Director

/s/ R. Samuel Hunt, III              Date: March 28, 1997
--------------------------
R. Samuel Hunt, III,
    President and Director

/s/ William H. Kincheloe             Date: March 28, 1997
--------------------------
William H. Kincheloe,
    Director

/s/ Lynn T. McConnell                Date: March 28, 1997
--------------------------
Lynn T. McConnell,
    Treasurer, Director, and Principal Financial Officer

/s/ Jack A. Moody                    Date: March 28, 1997
--------------------------
Jack A. Moody,
    Director

/s/ John S. Russell                  Date: March 28, 1997
--------------------------
John S. Russell,
    Director

/s/ Porter B. Thompson               Date: March 28, 1997
--------------------------
Porter B. Thompson,
    Director

/s/ J. Bradley Wilson                Date: March 28, 1997
--------------------------
J. Bradley Wilson,
    Secretary and Director

/s/ David T. Woodard                 Date: March 28, 1997
--------------------------
David T. Woodard,
    Director


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

27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

Exhibit No.           Description of Exhibit

99.1 Complaint, Civil Action No. 5:96-CV-900-BO, U.S. District Court for the Eastern District of North Carolina, filed on September 20, 1996, in the Superior Court of Wake County, North Carolina, filed as Exhibit 99.1 to the Registrant's Form 8-K filed with the Securities Exchange Commission on October 3, 1996, which is incorporated by reference into this Form 10-K.

99.2                  Petition to set Trackage Compensation and
                      Petition for Interim Relief, filed on September 23, 1996, before the United States Surface Transportation Board, Finance Docket No. 33134, filed as Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities Exchange Commission on October 3, 1996, which is incorporated by reference into this Form 10-K.

99.3 Lease Extension Agreement between the Registrant, Norfolk Southern Railway Company and Atlantic and East Carolina Railway Company, filed as Appendix A to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on November 13, 1995, which is incorporated by reference into this Form 10-K.

99.4 Escrow Agreement between the Registrant, Norfolk Southern Railway Company, Atlantic and East Carolina Railway Company, and Lawyers Title of North Carolina, Inc. dated September 29, 1995, filed as Exhibit 10.5 to Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1995, which is incorporated by reference into this Form 10-K.

99.5 Interim Agreement between the Registrant and Norfolk Southern dated September 13, 1996, which is incorporated by reference into this Form 10-K.

99.6 News release by the Registrant dated August 26, 1996, filed as Exhibit (c) (6) to the Registrant's Form 8-K filed with the Securities Exchange Commission on September 11, 1996, which is incorporated by reference into this Form 10-K.

                                EXHIBIT 99.5
                              Interim Agreement

     THIS INTERIM AGREEMENT is made and entered into this 13th day of September 1996, by and among North Carolina Railroad Company ("NCRR"), on the one hand, and Norfolk Southern Railway Company ("NSR") and Atlantic and East Carolina Railway Company ("A&EC"), on the other hand.

                           WITNESSETH:

     WHEREAS, NCRR is the owner of certain property in North
Carolina which was the subject of a proposed Lease Extension
Agreement among NCRR, NSR and A&EC, which would have been effective as of January 1, 1995 (the "Lease Extension Agreement");

     WHEREAS, on December 15, 1995, a meeting of the shareholders of NCRR was held for the purpose of voting on the approval by the shareholders of the Lease Extension Agreement,

     WHEREAS, the United States District Court for the Eastern District of North Carolina has issued an order dated July 29, 1996, finding that a quorum of the private shareholders of NCRR did not exist at the December 15, 1995 shareholders' meeting, and has barred implementation of the Lease Extension Agreement;

     WHEREAS, Article Third of the Lease extension Agreement provided for the payment by NSR and A&EC to NCRR of $5 million in consideration of a release of NSR and A&EC by NCRR from certain alleged obligations under the 1895 Lease and the 1939 Lease plus interest as set forth in Article Third from and after January 1, 1995 (hereinafter the "Release Payment"), and by letter agreement dated August 10, 1995, a copy of which is attached as Exhibit A (the "August 10, 1995, Letter Agreement"), NCRR, NSR, and A&EC agreed that such Release Payment would be paid within five business days of December 1, 1995, and in the event that certain Conditions of Payment defined therein were not satisfied, which Conditions of Payment included all requisite corporate approvals and any court orders enjoining implementation of the Lease Extension Agreement no longer being in effect, the Release Payment would be applied against any sums or rentals ultimately determined to be due NCRR from NSR and A&EC for the period from and after January 1, 1995, and the release Payment was paid;

     WHEREAS, NSR and A&EC made payments to NCRR during 1995 which were intended as advance payment of rentals (the "Rental Advances") covering the period from January 1, 1995, through July 31, 1996, under Article Second of the Lease Extension Agreement, on the assumption that the Lease Extension Agreement eventually would become effective; and

     WHEREAS, it has been the intention of the parties that NCRR be able to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and that the Rental Advances be treated as qualifying rents for a REIT under the applicable federal REIT provisions.

     NOW, THEREFORE, the parties agree as follows:

     1. Payments of Rental Advances made under Article Second of the Lease Extension Agreement shall be applied as a credit against amounts ultimately determined to be owed by NSR and A&EC for the rental from NCRR of its land and its railroad corridor, including improvements or other inherently permanent structures situated under, along or adjacent to the lines of railroad such as trackage, roadbeds, buildings, bridges, and tunnels, as provided in Revenue Ruling 69-94, 1969-1 C.B. 189, and the parties will characterize such payments in such manner in the preparation of their federal and state income tax returns. If the payments of Rental Advances are not fully credited against amounts described in the previous sentence, the amount not so credited shall be credited against any other obligation determined to be owed by NSR or A&EC to NCRR if crediting the Rental Advance against such obligation will not prevent NCRR from qualifying or continuing to qualify as a REIT.

     2. The Release Payment shall be characterized by the parties in the preparation of their federal and state income tax returns in the manner prescribed by Article Third of the Lease Extension Agreement and as reflected in the Internal Revenue Service ruling dated June 6, 1996, a copy of which is attached as Exhibit B, until such time as either of NCRR or NSR and A&EC shall determine that the Conditions of Payment as defined in the August 10, 1995 Letter Agreement will not be met. In such case, the Release Payment shall be applied as a credit against any similar obligation resulting from any settlement or judicial determination of the issues addressed by such Article Third of the Lease Extension Agreement. If any such settlement or judicial determination is not obtained, the Release Payment shall be applied as a credit against amounts ultimately determined to be owed for the rental of assets described in Paragraph 1 above, or against any other obligation determined to be owed by NSR or A&EC to NCRR if crediting the Release Payment against such obligation will not prevent NCRR from qualifying or continuing to qualify as a REIT.

     3. NCRR will pay and bear the entire cost of any and all income taxes imposed or resulting from the payment to NCRR of the Rental Advances and the Release Payment, and NSR and A&EC will have no obligation whatever to NCRR with respect to any such income taxes.

    4. Any amendments to this Agreement must be in writing and signed by the authorized representatives of the parties hereto.


    5. Neither party, by executing this Agreement, is making any admission regarding any matter to the other or to any third party.

Nothing herein shall restrict the right of any party to bring any legal or administrative action to enforce its rights or other claims.

     6. This Agreement shall be binding upon the parties hereto, their heirs, successors, licensees, subleasees, assigns, or any other party claiming under said parties, both immediate and remote.

     7. Except to the extent controlled by federal laws and regulations, this Agreement shall in all respects be governed by the laws of the State of North Carolina.

     8. If any clause, phrase, provision or portion of this Agreement or the application thereof to any party or circumstance shall be invalid or unenforceable under applicable law, such event shall not affect, impair or render invalid or unenforceable the remainder of this Agreement or any other clause, phrase, provision or portion hereof, nor shall it affect the application of any other clause, phrase, provision or portion hereof to other parties or circumstances.

     9. This Agreement may be executed in two or more counterparts, each of which is an original and all of which together shall deemed to be one and the same instrument. This
Agreement shall become binding when one or more counterparts taken together shall have been executed and delivered by all of the parties.

     In WITNESS WHEREOF, this Agreement is executed as of the date first set forth above.

                      North Carolina Railroad Company

                      By: /s/ J. Melville Broughton, Jr.
                          -------------------------------
                      Name: J. Melville Broughton, Jr.
                      Title: Vice President

                      Norfolk Southern Railway Company

                      By: /s/ William J. Romig
                          ---------------------
                      Name: William J. Romig
                      Title: Vice President

                      Atlantic and East Carolina Railway Company

                      By: /s/ William J. Romig
                          ---------------------
                      Name: William J. Romig
                      Title: Vice President

                      ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEM 14(a)(1) and (2) and 14(d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENTS

                    FINANCIAL STATEMENT SCHEDULES

                     YEAR ENDED DECEMBER 31, 1996

                   NORTH CAROLINA RAILROAD COMPANY

                       RALEIGH, NORTH CAROLINA

FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

NORTH CAROLINA RAILROAD COMPANY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of North Carolina Railroad Company are included in Item 8:

Report of Independent Auditors . . . . . . . . . . . . . . . . . .  45

Balance Sheets, December 31, 1996 and 1995 . . . . . . . . . . . .  46

Statements of Income for the Years
   ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . .  47

Statements of Shareholders' Equity for the Years
   ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . .  48

Statements of Cash Flows for the Years
   ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . .  49

Notes to Financial Statements  . . . . . . . . . . . . . . . . . .  50




All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Shareholders and Board of Directors
North Carolina Railroad Company


We have audited the accompanying balance sheets of North Carolina Railroad Company as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Railroad Company at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              /s/ Ernst & Young LLP

Raleigh, North Carolina
March 7, 1997

                            BALANCE SHEETS


                    NORTH CAROLINA RAILROAD COMPANY

                                            December 31         December 31
                                                1996                1995
                                            -----------         ------------
ASSETS
    Cash and cash equivalents               $ 5,318,933          $15,139,497
    Short-term investments                          -0-              190,000
    Interest receivable and other assets            -0-                4,447
                                            -----------         ------------
     TOTAL CURRENT ASSETS                     5,318,933           15,333,944

PROPERTIES
    Roadway and land--Note D                  7,848,842            7,848,842
    Buildings and equipment                     285,635              241,469
    Less accumulated depreciation              (308,419)            (299,559)
                                            ------------         ------------
                                              7,826,058            7,790,752
                                            ------------         ------------
OTHER ASSETS
    Lease negotiation costs, net of                 -0-            1,355,568
     amortization of $46,743 in 1995        ------------         ------------
                                             $13,144,991         $24,480,264
                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
    Accrued expenses and other payables       $ 262,698          $  854,398
    Accrued environmental remediation costs     200,000                 -0-
    Income taxes payable                            -0-           5,230,277
                                            -----------          -----------
     TOTAL CURRENT LIABILITIES                  462,698           6,084,675

DEFERRED INCOME TAXES                               -0-           1,209,851


SHAREHOLDERS' EQUITY
    Common stock, par value $0.50 per share--
      10,000,000 shares authorized, 4,283,470
      shares issued and outstanding           2,141,735           2,141,735
    Additional paid-in capital                3,588,455           3,588,455
    Retained earnings                         6,952,103          11,455,548
                                            ------------         ------------
                                             12,682,293          17,185,738
                                            ------------         ------------
COMMITMENTS AND CONTINGENCIES--Note E
                                            $13,144,991          $24,480,264
                                            ============         ============

See notes to financial statements.

                         STATEMENTS OF INCOME

                    NORTH CAROLINA RAILROAD COMPANY

                                          Year Ended December 31

                                     1996          1995          1994
                                ---------------------------------------------
Revenues:
  Lease of roadway and land-    $ 4,846,216      $ 8,134,656    $ 674,277
            Note D
  Interest income                   747,576          601,556       94,361
  Dividend income                    15,000            7,500       12,500
  Rental income                      11,400            9,540        3,960
  Gain on sale of real estate           -0-          688,055       65,976
  Other lease income                    -0-          691,246          -0-
  Settlement income                     -0-        5,000,000          -0-
  Other income                          277              -0-          -0-
                                 -----------      -----------    ----------
                                   5,620,469      15,132,553      851,074

Expenses:
  Salaries and administrative        366,869         273,563      268,029
  Professional fees                  616,340         414,740      288,749
  Insurance and taxes                126,146          59,100       57,766
  Amortization expense                35,057          46,743          -0-
  Write-off of lease
      negotiation costs              732,685             -0-          -0-
  Depreciation                         8,860           7,164        7,977
  Consulting fees                    137,559          80,742       43,809
  Provision for environmental
     remediation costs               200,000             -0-          -0-
  Other                              133,451         106,579       94,599
                                  -----------      ----------     --------
                                   2,356,967         988,631      760,929
                                  -----------      -----------    --------
   INCOME BEFORE INCOME
   TAXES                           3,263,502      14,143,922       90,145


Income taxes
  Current                             96,000       5,283,600       10,000
  Deferred                               -0-          (4,600)     (27,000)
  Benefit from change in
   corporate entity from
   corporation to REIT            (5,436,471)            -0-         -0-
                                 ------------       ---------    --------
                                  (5,340,471)      5,279,000     (17,000)
                                 ------------       ---------    --------
   NET INCOME                    $ 8,603,973     $ 8,864,922   $ 107,145
                                  ===========      ==========    ========

Earnings per share:                    $2.01           $2.07     $ 0.03
                                       =====           =====      =====

See notes to financial statements.

                   STATEMENTS OF SHAREHOLDERS' EQUITY

                     NORTH CAROLINA RAILROAD COMPANY


                                  Additional
                     Common       Paid-In        Retained Earnings   Shareholders'
                     Stock        Capital     Restricted  Unrestricted   Equity
                     ----------   ---------   -----------  ----------  ----------

Balance at          $2,141,735   $3,588,455   $ 509,778  $2,102,207   $8,342,175
December 31, 1993

Net income                 -0-          -0-      15,850      91,295      107,145

Cash dividends             -0-          -0-         -0-    (128,504)    (128,504)
($0.03 per share)

Release of                 -0-          -0-    (525,628)    525,628         -0-
restricted assets
                     -----------  ----------   ----------  ---------   --------

Balance at           2,141,735     3,588,455        -0-   2,590,626    8,320,816
December 31, 1994

Net income                 -0-           -0-        -0-   8,864,922    8,864,922
                     -----------  ----------    -------   ---------   ----------

Balance at           2,141,735     3,588,455        -0-  11,455,548   17,185,738
December 31, 1995

Net income                 -0-           -0-        -0-   8,603,973    8,603,973
Cash dividends             -0-           -0-        -0- (13,107,418) (13,107,418)
($3.06 per share)
                     ----------   ----------    -------   ----------  ---------

Balance at          $2,141,735    $3,588,455  $     -0- $ 6,952,103  $12,682,293
December 31, 1996   ==========    ==========  =========  ==========   ==========



See notes to financial statements.

                        STATEMENTS OF CASH FLOWS

                     NORTH CAROLINA RAILROAD COMPANY


                                                       Year Ended December 31
                                             1996          1995          1994
                                        ---------------------------------------

OPERATING ACTIVITIES
 Net income                             $ 8,603,973     $8,864,922    $ 107,145
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Deferred income taxes                 (1,209,851)        (4,600)     (27,000)
   Depreciation and amortization             43,917         53,907        7,977
   Capitalized lease negotiation costs          -0-     (1,037,044)    (365,267)
   Write-off of lease negotiation costs     732,685            -0-          -0-
   Change in operating assets and liabilities:
    Rent receivable                             -0-        246,030      111,901
    Interest receivable                       4,447         60,953      (22,915)
    Income taxes recoverable                    -0-            -0-       17,811
    Accrued expenses and other payables      (3,874)       433,372      364,686
    Accrued environmental
     remediation costs                      200,000            -0-          -0-
    Income taxes payable                 (5,230,277)     5,230,277          -0-
                                         ----------     ----------     --------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     3,141,020     13,847,817      194,338

INVESTING ACTIVITIES
  Increase in restricted assets                 -0-           -0-       (15,850)
  Release of restricted assets                  -0-           -0-       525,628
  Purchase of properties                    (45,666)       (5,100)       (1,487)
  Proceeds from sale of property
   & equipment                                1,500           -0-           -0-
  Purchase of short-term investments            -0-    (1,643,000)     (200,000)
  Maturities of short-term investments      190,000     1,453,000       200,000
                                          -----------   -----------    ---------
 NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                   145,834      (195,100)      508,291

FINANCING ACTIVITIES
  Dividends paid                        (13,107,418)     (128,504)          -0-
                                        ------------    ------------   ---------
  CASH USED IN FINANCING ACTIVITIES     (13,107,418)     (128,504)          -0-

  (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                         (9,820,564)   13,524,213       702,629

Cash and cash equivalents at
  beginning of period                    15,139,497     1,615,284       912,655
                                        -----------    ------------    ---------

CASH AND CASH EQUIVALENTS                $5,318,933   $15,139,497    $1,615,284
      AT END OF PERIOD                   ==========   ===========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for income taxes was $-0-, $44,254 and $36,656 for the years ended December 31, 1996, 1995 and 1994, respectively.
  Dividends of $128,504 were declared and accrued at December 31, 1994.

See notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS

                  NORTH CAROLINA RAILROAD COMPANY

                         December 31, 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION:  The North Carolina Railroad Company (the
"Company"), owns approximately 317 miles of continuous railroad line extending from Charlotte, North Carolina to Morehead City, North
Carolina. Substantially all of the Company's property is operated by Norfolk Southern. (See Note D.)

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

  REVENUE RECOGNITION: Revenue is reflected in the statements of income when earned in accordance with the Company's lease arrangements on the accrual method. (See Note D.)

  INCOME TAXES: The Company is a real estate investment trust ("REIT") for federal income tax purposes. A corporate REIT is a legal entity that holds real estate interests, and through distributions to stockholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income. No provision has been made for income taxes related to REIT taxable income to be distributed to shareholders if the Company continues to qualify for REIT status for 1996. A provision has been made, however, related to a portion of REIT taxable income that will not be distributed to shareholders in such event. (See Note C.)

  CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in commercial paper, U. S. Treasury Bills, and certificates of deposit with original maturities of three months or less. Cash deposits are placed with high credit quality financial institutions. At times, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

  SHORT-TERM INVESTMENTS: Short-term investments in 1995 included investments in high quality commercial paper and U. S. Treasury
Bills with maturities within one year of the balance sheet date.

  LEASE/TRANSACTION COSTS: Certain lease negotiation costs were capitalized in 1995 and 1994 and were being amortized over thirty years. As a result of the discontinuance of rental payments by Norfolk Southern during 1996 and the uncertainty of any future lease arrangements, the capitalized lease negotiation costs were written off in December 1996. (See Note D.)

  USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  FASB STATEMENT NO. 121: In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and, the effect of adoption was not material.

NOTE B--LEASES

  The Company leases its office space under an operating lease.
Aggregate future minimum lease payments under operating leases having remaining terms in excess of one year are as follows:

  1997           $ 43,316
  1998             43,316
  1999             43,316
  2000             43,316
  2001             28,877
                 --------
                 $202,141
                 ========

Rent expense totaled approximately $28,285, $20,345, and $17,637 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE C--REAL ESTATE INVESTMENT TRUST

  On September 16, 1996, the Company elected REIT status for 1995. The REIT provisions of the Internal Revenue Code generally allow a REIT to deduct distributions paid to its stockholders. If the Company makes shareholder distributions of 95% of 1996 REIT taxable income, the Company believes it will continue to qualify as a REIT for 1996. However, there can be no assurance that the Company can continue to qualify for REIT status for 1996 or later years.

  Prior to the election of REIT status, the Company calculated its provisions for income taxes and reported the results of its operations and financial condition assuming that it would be taxed as a "C" corporation. The Company's 1995 and first and second quarter of 1996 financial statements were prepared and presented on this basis. For the year ended December 31, 1996, the Company has calculated its provision for income taxes based upon its recent REIT election. The effect of changing from a "C" corporation to a REIT is reflected as a component of income tax expense (benefit) in the Company's statements of income. The Company's current and deferred income tax liability amounts presented on the December 31, 1996 balance sheet have been adjusted to reflect the REIT election.

NOTE D--LEASES ON ROADWAY AND LAND

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

  On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for base annual rental of eight million dollars ($8,000,000) for the period from January 1, 1995, through December 31, 1995, with certain annual inflation adjustments thereafter. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments of base rental in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. As a result, no rental revenue has been recognized for the period from August through December 1996.

  A lease of certain properties in Charlotte, North Carolina to Norfolk Southern (the "1968 Lease") expires on December 31, 2067, and provides for an annual rental of $81,319 through December 2017. Beginning on January 1, 2018, 6% of the appraised value of the property will be the annual rental for the remaining term of the 1968 Lease. Under the terms of the 1968 Lease, all taxes connected with the property, except income taxes, are paid by the lessee.

NOTE E--COMMITMENTS AND CONTINGENCIES

  On August 9, 1996, Norfolk Southern notified the Company that it did not intend to continue making rental payments to the Company.
On September 20 and September 23, 1996, the Company filed actions against Norfolk Southern and its affiliates in state court in North Carolina (which action was removed to federal court) and before the United States Surface Transportation Board ("STB") asserting rental, property ownership, environmental and other claims as a result of Norfolk Southern's discontinuance of rental payments and the expiration of the 1895 and 1939 leases. In October, 1996, Norfolk Southern filed counterclaims against the Company asserting unjust enrichment, conversion, environmental contribution, and other claims, and is seeking to establish rental on an interim basis in an amount not to exceed the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. The Company is vigorously pursuing its claims against Norfolk Southern and defending the counterclaims.

  Four shareholder derivative actions relating to the Lease Extension were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." Two of the actions seek to enjoin a purported lease between the Company and Norfolk Southern and seek to recover for the Company unspecified damages and other relief from the directors. Two other actions seek similar relief and also name the State of North Carolina, the Governor of North Carolina, and Norfolk Southern as defendants. The Company filed motions to dismiss the actions, and the court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee and asserts other claims.

  On December 21, 1995, a shareholder derivative legal action was filed seeking to enjoin the Lease Extension or invalidate the December 15, 1995, shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of north Carolina, and makes other allegations against the defendants, including alleged proxy rule violations. On July 29, 1996, the court enjoined the Company from implementing the terms of the Lease Extension. The court determined that a single proxy for 4,000 shares which had been counted toward the quorum was effectively revoked, thus reducing the proxy count below the number of shares needed for a quorum of shareholders other than the State of North Carolina under the Company's bylaws. The Registrant is opposing a claim in excess of $1 million by the plaintiff for legal fees in the action.

  The directors and officers named as defendants in the suits, represented by separate counsel, are defending damage claims brought against the directors and officers. The Company's officers and directors are indemnified in the bylaws of the Company from certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carriers of claims as a result of the actions. Except with respect to the action filed on September 24, 1996, claims have been accepted by the relevant insurance carrier on behalf of the directors and officers. With regard to the September 24, 1996 action, the insurance carrier has asserted that coverage is not available under the policy in effect at that time. The Registrant is evaluating the insurance carrier's assertion. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence.

  In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). The Company is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. According to a preliminary study conducted by the Company, the estimated costs of remediation range between $500,000 to in excess of $2,000,000. On February 26, 1997, the Company and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs and as a result, the Company accrued $200,000 in 1996 as an estimate of its share of remediation costs. However, the Company does not know the total amount of financial exposure or the timing of the resolution of the matter. If such costs are not paid by other parties the financial position of the Company could be materially adversely affected. The Company does not have insurance to minimize its potential exposure.