Form 10-Q
period 1997-03-31
NORTH CAROLINA RAILROAD CO
filed 1997-05-14
CIK 813794

C:\10-Q.WPD

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

             For the period ended March 31, 1997

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

     Common Stock, $.50 par Value--4,283,470 shares as of March 31, 1997.

The total number of pages contained in this document is 24 pages.

                              INDEX

                 NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item l.  Financial Statements (Unaudited)

         Balance Sheets - March 31, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .   3

         Statements of Operations - Three months ended
         March 31, 1997 and March 31, 1996 . . . . . . . . .   4

         Statements of Shareholders' Equity -
         Three months ended March 31, 1997
         and March 31, 1996 . . . . . . . . . . . . . . . . .  5

         Statements of Cash Flows -
         Three months ended March 31, 1997 and
         March 31, 1996 . . . . . . . . . . . . . . . . . . .  6

         Notes to financial statements -
         March 31, 1997. . . . . . . . . . . . . . . . . . .   7

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

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 23

                   BALANCE SHEETS (Unaudited)

                 NORTH CAROLINA RAILROAD COMPANY

                                                   March 31  December 31
                                                     1997        1996
                                                --------------------------


ASSETS
     Cash and cash equivalents               $ 4,707,880              $ 5,318,933
     Prepaid expenses                             66,000                      -0-
                                            ------------             ------------
          TOTAL CURRENT ASSETS                 4,773,880                5,318,933


PROPERTIES
     Roadway and land--Note C                  7,848,842                7,848,842
     Buildings and equipment                     303,424                  285,635
     Less accumulated depreciation              (310,634)                (308,419)
                                            ------------               ------------
                                               7,841,632                7,826,058
                                             ------------               ------------
                                             $12,615,512              $13,144,991
                                             ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses and accounts payable     $ 402,615                $ 262,698
      Accrued environmental remediation costs    200,000                  200,000
      Unearned rental income                      60,989                      -0-
                                             ------------              ------------
          TOTAL CURRENT LIABILITIES              663,604                  462,698


COMMITMENTS AND CONTINGENCIES--Note D


SHAREHOLDERS' EQUITY
     Common stock, par value $0.50 per share--
      10,000,000 shares authorized, 4,283,470
      shares issued and outstanding            2,141,735                2,141,735
     Additional paid-in capital                3,588,455                3,588,455
     Retained earnings                         6,221,718                6,952,103
                                             ------------               ------------
                                              11,951,908               12,682,293
                                             ------------               ------------
                                             $12,615,512              $13,144,991
                                             ============              ============

See notes to financial statements.

               STATEMENTS OF OPERATIONS (Unaudited)

                 NORTH CAROLINA RAILROAD COMPANY

                                                        Three Months Ended
                                                             March 31
                                                        1997          1996
                                                    --------------------------

Revenues:
     Lease of roadway and land                   $   20,330          $2,062,429
     Interest income                                 62,371             215,848
     Rental income                                    7,400                 600
     Other                                            1,879                 277
                                                   ----------        ---------
                                                     91,980           2,279,154

Expenses:
     Salaries and administrative                     93,685              63,024
     Professional fees                              282,312              92,008
     Insurance and taxes                            196,983              30,447
     Amortization expense                               -0-              11,685
     Depreciation                                     2,215               2,215
     Consulting fees                                210,196              18,918
             Other                                   25,974              17,936
                                                  ----------          ----------
                                                    811,365             236,233

     (LOSS) INCOME BEFORE INCOME TAXES             (719,385)          2,042,921

Income taxes:
     Current                                         11,000             849,078
     Deferred                                           -0-               2,600
                                                   ----------         ----------
                                                     11,000             851,678
                                                   ----------         -----------

     NET (LOSS)INCOME                            $ (730,385)         $1,191,243
                                                   ==========        ===========


NET (LOSS) INCOME per share:                         ($0.17)              $0.28
                                                      =====                =====

See notes to financial statements.

              STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                 NORTH CAROLINA RAILROAD COMPANY


                                              Additional
                                Common      Paid-In    Retained   Shareholders'
                                Shares      Capital    Earnings   Equity
                               ---------   ---------   ---------  ----------

Balance at January 1, 1996     $2,141,735   $3,588,455   $11,455,548   $17,185,738

Net income                                                 1,191,243     1,191,243
                               ----------   ----------   -----------   -----------

Balance at March 31, 1996      $2,141,735   $3,588,455   $12,646,791   $18,376,981
                               ==========   ==========   ===========   ===========

Balance at January 1, 1997     $2,141,735   $3,588,455   $ 6,952,103   $12,682,293

Net loss                                                    (730,385) (730,385)
                               ----------   ----------   -----------   -----------

Balance at March 31, 1997      $2,141,735   $3,588,455   $ 6,221,718   $11,951,908
                               ==========   ==========   ===========   ===========



See notes to financial statements.

                        STATEMENTS OF CASH FLOWS

                     NORTH CAROLINA RAILROAD COMPANY

                                                            Three Months Ended
                                                                  March 31
                                                            1997         1996
                                                          ---------   ---------

OPERATING ACTIVITIES
    Net (loss) income                                      $ (730,385)   $1,191,243
    Adjustments to reconcile net (loss) income to net cash
        used in operating activities:
      Deferred income taxes                                       -0-         2,600
      Depreciation and amortization                             2,215        13,900
      Lease negotiation costs                                     -0-       (18,268)
      Change in operating assets and liabilities:
        Interest receivable                                       -0-       (71,363)
        Other assets                                          (66,000)      (74,398)
        Accrued expenses                                      139,917       (85,453)
        Unearned rental income                                 60,989        61,000
        Income taxes payable                                      -0-    (1,783,422)
                                                             -----------  -----------
    NET CASH USED IN OPERATING ACTIVITIES                    (593,264)     (764,161)

INVESTING ACTIVITIES
    Purchase of equipment                                     (17,789)          -0-
    Maturity of short-term investments                            -0-       190,000
                                                             ----------     ----------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (17,789)      190,000

                                                             -----------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                        (611,053)     (574,161)

Cash and cash equivalents at beginning of period            5,318,933    15,139,497
                                                            -----------  -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD             $4,707,880   $14,565,336
                                                           ==========   ===========


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

    In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of North Carolina Railroad Company (the "Company" or "NCRR") as of and for each of the periods presented. These financial statements should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1996.

    PROPERTIES:  Buildings and equipment are reported at cost.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over thirty years and equipment is depreciated over three to five years. Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate
Commerce Commission. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land. However a rehabilitation project of $200,000 was amortized over a five-year period in the 1940's.

    INCOME TAXES: The Company is a real estate investment trust ("REIT") for federal income tax purposes. A corporate REIT is a legal entity that holds real estate interests, and through distributions to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 95% of REIT taxable income. No provision has been made for income taxes related to REIT taxable income to be distributed to shareholders if the Company continues to qualify for REIT status for 1996 and 1997. A provision has been made, however, related to a portion of REIT taxable income that will not be distributed to shareholders in such event. (See Note B.)

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in commercial paper, U. S. Treasury Bills, and certificates of deposit with original maturities of three months or less. Cash deposits are placed with high credit quality financial institutions. At times, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

    LEASE/TRANSACTION COSTS: Certain lease negotiation costs were capitalized and were being amortized over thirty years. As a result of the discontinuance of rental payments by Norfolk Southern during 1996 and the uncertainty of any future lease arrangements, the capitalized lease negotiation costs were written off in December 1996. (See Note D.)


NOTE B--REAL ESTATE INVESTMENT TRUST

    On September 16, 1996, the Company elected REIT status for 1995. The REIT provisions of the Internal Revenue Code generally allow a REIT to deduct distributions paid to its shareholders.
If the Company makes shareholder distributions of 95% of 1996 REIT taxable income, the Company believes it will continue to qualify as a REIT for 1996 and later years. The Company has requested extensions to file its 1996 income tax returns, and there can be no assurance that the Company can continue to qualify for REIT status for 1996, 1997, or later years.

    Prior to the election of REIT status, the Company calculated its provisions for income taxes and reported the results of its operations and financial condition assuming that it would be taxed as a "C" corporation. The Company's 1995 and first and second quarter of 1996 financial statements were prepared and presented on this basis. The pro forma effect of REIT election for the first quarter of 1996 was as follows:

    Period Ended March 31, 1996
         (Unaudited)

    Lease of Roadway and Land                $2,062,429
    Income before Income Taxes                2,042,921
    Income Taxes                                 43,900
    Net Income                                1,999,021
    Earnings Per Share                             0.46

    For the year ended December 31, 1996 and the period ended March 31, 1997, the Company has calculated its provision for income taxes based upon its recent REIT election. As a result of the Registrant's failure to make certain shareholder distributions prior to January 31, 1997, the Registrant incurred an excise tax of approximately $170,000 for tax year 1996.


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

    On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for base annual rental of eight million dollars ($8,000,000) for the period from January 1, 1995, through December 31, 1995, with certain annual inflation adjustments thereafter. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments of base rental in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. As a result, no rental revenue has been recognized for the period from August, 1996 through March 31, 1997.

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

    Four shareholder derivative actions relating to the Lease Extension were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." The actions seek to enjoin a purported lease between the Company and Norfolk Southern and seek to recover for the Company unspecified damages and other relief from the directors. The Company and the other defendants filed motions to dismiss the actions, and the court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee of the Registrant's Board of Directors and asserts other claims.

    On December 21, 1995, a shareholder derivative legal action was filed seeking to enjoin the Lease Extension or invalidate the December 15, 1995, shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and makes other allegations against the defendants, including alleged proxy rule violations. On July 29, 1996, the court enjoined the Company from implementing the terms of the Lease Extension, determining that a proxy which had been counted toward the quorum was effectively revoked, thus reducing the proxy count below the number of shares needed for a quorum under the Company's bylaws. The Company is opposing a claim in excess of $1 million by the plaintiff for legal fees in the action.

    The directors and officers named as defendants in the suits, represented by separate counsel, are defending damage claims brought against the directors and officers. The Company's officers and directors are indemnified in the bylaws of the Company from certain claims and liabilities alleged in the actions, including the defense costs and expenses. The Company notified its directors and officers insurance carriers of claims as a result of the actions. Except with respect to the action filed on September 24, 1996, claims have been accepted by the relevant insurance carrier on behalf of the directors and officers. With regard to the September 24, 1996 action, the insurance carrier has asserted that coverage is not available under the policy in effect at that time. The Company is evaluating the insurance carrier's assertion. The directors and officers insurance policy has an aggregate limit of $5,000,000 and a $75,000 retention per occurrence.

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

Item 2.  The Registrant's Discussion and Analysis of Financial
Condition and Results of Operations

    A majority of the Registrant's assets were subject to two railroad operating leases dating to 1895 and 1939. Information about the leases has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. See Item 3, Legal proceedings regarding litigation against Norfolk Southern Railway Company, Atlantic & East Carolina Railway Company and other related entities with respect to compensation, property, and other issues associated with the expiration of the Registrant's leases.

    If the Registrant is unable to negotiate other leases or obtain orders by the STB upon acceptable terms, or if Norfolk Southern were to discontinue railroad operations over the Registrant's line, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if equipment, facilities and other railroad operating property are not returned by the lessees in operating condition or if the quantities or type of the returned equipment is insufficient to operate the railroad line.

    The Registrant's cash and cash equivalents were approximately $4.5 million as of May 1, 1997. If the Registrant continues to qualify for REIT status for 1996, a distribution of approximately $3.2 million would be required to be made to shareholders. The Registrant does not foresee any need for funds during 1997 which cannot be met primarily from available cash. However, the Registrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant is opposing a claim in excess of $1 million for legal fees in a shareholder action overturning the December 15, 1995 shareholder vote on the Lease Extension.
In addition, in connection with the possible buy out of the Registrant by the State of North Carolina, the Registrant may be required to pay investment banking fees of approximately $500,000 at the time the Registrant requests a fairness opinion, which may have to be paid even if the buy out does not occur. The combination of the REIT distribution for 1996, investment banking fees and the shareholder claim for approximately $1 million of attorneys fees exceed the current cash and cash equivalents of the Registrant's assets. The Registrant may be required to finance (i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines or ceases to maintain the Registrant's property at a level acceptable to the Registrant or at levels acceptable to regulatory agencies such as the U. S. Federal Railroad Administration. There can be no assurance such financing will be available or if available, that it can be obtained on terms favorable to the Registrant. Failure to obtain financing would have a material adverse effect upon the Registrant.

    The Registrant's liquidity (cash) decreased from $5,318,933 at December 31, 1996 to $4,707,880 at March 31, 1997. Prepaid expenses increased from -0- to $66,000 over the same period reflecting premiums paid for directors and officers insurance.

    For the three month period ended March 31, 1997, $593,264 of net cash was used in operating activities and was primarily attributable to a net loss of $730,385, which was offset in part by $139,917 of accrued expenses.

Results of Operations

    On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued. As a result, no railroad rental revenue has been recognized for the period ended March 31, 1997. See Item 3, "Legal Proceedings," regarding certain Norfolk Southern litigation. The Registrant expects its revenues in future periods will remain at current low levels until alternate sources of revenue are secured. Results of operations for 1996 reflect payments to the Registrant from Norfolk Southern from January through July, 1996.

    Total revenues decreased from $2,279,154 for the three month period ended March 31, 1996 as compared to $91,980 for the same period ended March 31, 1997. The decrease was attributable primarily to a decrease in rental revenue from leases of roadway and land and a decrease in interest income.

    Interest income decreased from $215,848 for the three month period ended March 31, 1996 to $62,371 for the same period ended
March 31, 1997. The decrease was primarily attributable to a decrease in average levels of invested cash.

    Rental income increased from $600 for three month period ended March 31, 1996 to $7,400 for the same period ended March 31, 1997. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties. On January 1, 1997 the Registrant commenced a lease of certain property in Morehead City, North Carolina expected to generate approximately

$2,000 of revenues monthly.

    Salary and administrative expenses increased from $63,024 for the three month period ended March 31, 1996 to $93,685 for the same period ended March 31, 1997. The increase was attributable to increases in meeting expenses, employee benefits, and salaries.

    For the three month period ended March 31, 1997, professional fees paid by the Registrant increased to $282,312 as compared to $92,008 for the same period ended March 31, 1996.
The increase in professional fees relates to attorneys' and accountants' fees paid for various filing and reporting requirements, litigation fees, REIT qualification evaluation and other general items, and the Registrant expects to continue to incur substantial professional fees in future periods until litigation and related matters are resolved.

    Insurance and taxes increased to $196,983 for the three month period ended March 31, 1997 as compared to $30,447 for the same period ended March 31, 1996. The increase was attributable to excise taxes paid by the Registrant for tax year 1996 of approximately $170,000 in connection with the Registrant's failure to make certain shareholder distributions as a REIT prior to January 31, 1997.

    Amortization expense decreased from $11,685 for the three month period ended March 31, 1996 to -0- for the same period ended March 31, 1997. The decrease is attributable to the write-off of certain lease negotiations costs in 1996.

    Consulting fees increased from $18,918 for the three month period ended March 31, 1996 to $210,196 for the same period ended March 31, 1997. Consulting fees vary according to the number and magnitude of projects, primarily in connection with ongoing litigation, the Special Committee of the Registrant's Board of Directors, and other matters. The increase was primarily attributable to increases in investment banking, public relations, and railroad consulting fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees and related expenses in future periods until litigation matters, matters related to the lease or operation of the Registrant's properties, and issues addressed by the Special Committee are resolved. See Item 5, Other Information, regarding a Letter of Intent between the Registrant, the State of North Carolina, and the Beaufort & Morehead Railroad Company with respect to the possible acquisition by the State of North Carolina of all of the shares of the Registrant not held by the State.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended March 31, 1997, other expenses were $25,974 as compared to $17,936 for the same period ended March 31, 1996. The increase was primarily attributable to increases in office rent, office equipment and supplies.

    Current income tax expense was $11,000 for the period ended March 31, 1997 as compared to $849,078 for the same period ended March 31, 1996. The decrease for 1997 is attributable to the September 1996 REIT election. Prior to the REIT election, the Registrant was taxed as a "C" corporation. There can be no assurance that the Registrant will continue to qualify as a REIT. See Note B to the financial statements and "Real Estate Investment Trust" below.

    Inflation affects the Registrant primarily through increased salary, administrative, property tax, and insurance expenses.
The Registrant's primary sources of revenue prior to 1995, rental from the 1895 Lease and the 1939 Lease, increased only to the extent changes in the general inflation rate increased the excess rental payments under the 1939 Lease. The Registrant intends to offset the effects of inflation by seeking inflation adjustments in any compensation order by the STB, or securing leases or other agreements for the lease or operation of the Registrant's properties with inflation adjustment provisions. However, if the uncertainties regarding the litigation against Norfolk Southern's failure to pay rental to the Registrant are not resolved, inflation will tend to increase any expenses required to be financed by the Registrant in future periods.

    The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to Norfolk Southern or its sublessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties in connection with the litigation against Norfolk Southern. If Norfolk Southern, its sublessees, or other parties who are responsible for any actionable environmental conditions fail to pay for damage or remediation under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or clean up of the property it owns. See Item 3, "Legal Proceedings," regarding the status of the Peele environmental site.

Real Estate Investment Trust

    On September 16, 1996, the Registrant elected tax status as a Real Estate Investment Trust ("REIT") for the tax year ended December 31, 1995. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its shareholders. However, the Norfolk Southern litigation and certain shareholder litigation could delay or affect the Registrant's ability to receive rental income or the timing or amount of shareholder distributions. Acquisition of the Registrant by the State of North Carolina could reduce the number of shareholders of the Registrant below the requirements for REIT status under the I.R.C. Failure to meet either of these requirements could cause the Registrant to be unable to continue to qualify for REIT status. Failure to continue to qualify as a REIT would substantially decrease the after-tax net income available for distribution to shareholders of the Registrant.

    The Registrant believes that if it makes the required shareholder distributions, or it will continue to qualify as a REIT. In order to continue to qualify as a REIT, the Registrant must declare a dividend of at least 95% of REIT taxable income prior to the due date of its 1996 tax return, as extended. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made.

    The Registrant will evaluate all relevant factors in determining whether to maintain its qualification for REIT status for its 1996 taxable year and later years. Such factors will include, for example, the status of the rental and other litigation against Norfolk Southern before the STB and the courts, alternatives to litigation, the Registrant's cash flow, advice from the Registrant's professional advisers about the feasibility of continued qualification for REIT status, the possible acquisition of shares by the State of North Carolina or reorganization, the status of the shareholder derivative actions, and the tax consequences of the Registrant failing to qualify as a REIT for 1997 or subsequent years. Due to the uncertainty, the Registrant has determined to delay a determination as to whether it will qualify as a REIT for its 1996 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may file its 1996 federal income tax return. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. At present, the Registrant intends to continue its qualification for REIT status, however, there can be no assurance that the Registrant will maintain its qualification for REIT status for 1996 or later years due to possible cash flow requirements and other uncertainties discussed above.

    By delaying certain distributions of 1996 income past
January 31, 1997, the registrant incurred an additional federal excise tax liability of approximately $170,000 for 1996. If the Registrant does not qualify as a REIT for 1996, the Registrant would incur an additional 1996 income tax liability of approximately $1.4 million.

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

    This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Registrant's litigation against Norfolk Southern, the court's disposition of the shareholder legal actions, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line, the Registrant's ability to qualify for tax treatment as a REIT or the timing of any such REIT election, the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, the willingness of the State to make an acceptable buy-out offer and its ability to finance any offer, and other matters which are described herein and/or in documents incorporated by reference herein.

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

Norfolk Southern Litigation (Federal Court)

    On September 20, 1996, the Registrant filed an action against Norfolk Southern Corporation, NSR, AECR, and certain subsidiaries or affiliates thereof (hereafter referred to collectively as "Norfolk Southern") in the Superior Court of Wake County of the State of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and asserts other claims, including breach of contract and environmental claims. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There have been no changes in the litigation since the last report that are material to the Registrant.

Norfolk Southern Litigation (U. S. Surface Transportation Board)

    On September 23, 1996 the Registrant filed (i) a petition for interim relief and (ii) a petition to set trackage compensation before the STB for the use of the Registrant's property by Norfolk Southern, STB Finance Docket No. 33134. The petition for interim relief seeks an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 monthly pending a final adjudication or other resolution of the Registrant's federal court action against Norfolk Southern and the Registrant's petition to the STB to set trackage compensation. In response, Norfolk Southern petitioned the STB to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There have been no changes in the litigation since the last report that are material to the Registrant.

Shareholder Litigation

    Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant, which actions were consolidated into one case by the court. Information about the actions has been disclosed in prior quarterly and annual reports to the Commission. There have been no changes in the litigation since the last report that are material to the Registrant.

    On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Commission. There have been no changes in the litigation since the last report that are material to the Registrant.

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

Charlotte Convention Center Litigation

    During 1991, the Registrant initiated lawsuits in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte ("City") and Norfolk Southern have breached contract obligations and obligations based on real property rights to the Registrant. The litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. During the first quarter, the Registrant and the City reached an agreement to for a sale by the Registrant of certain inactive railroad property less than one mile in length to the City, subject to certain conditions of closing, whereby the City will pay the Registrant $4,000,000 in exchange for the property and dismissal of the lawsuits.

Item 5.  Other Information

    On April 7, 1997, the Registrant, the State of North
Carolina and the Beaufort & Morehead Railroad Company (a North Carolina corporation whose stock is wholly owned by the State of North Carolina)("State") executed a Letter of Intent to reach a definitive agreement for a plan of merger, whereby the State would acquire the shares held by shareholders other than the State at a cash price of $66.00 per share. The Letter of Intent between the State and the Registrant was recommended for approval by the Special Committee of the Registrant's Board of Directors and was approved by the Registrant's Board of Directors at a meeting on April 7, 1997. No definitive agreement has been reached with the State. Under the terms of the Letter of Intent, any definitive agreement will be subject to all other corporate and governmental approvals, including approval by the shareholders of the Registrant, to the State securing necessary financing, and to other conditions. The Letter of Intent also provides that either the State or the Registrant may terminate any definitive agreement if closing does not occur on or before May 5, 1998.

    There can be no assurance that a definitive agreement can be reached, and if reached, that it will include a share price or any other terms that are attractive to the shareholders of the Registrant. In addition, there can be no assurance that the State will obtain the necessary financing or that any approvals required within the State government or the Registrant could be obtained to authorize closing on any agreement that may be reached. The Registrant does not know what effect, if any, an acquisition of the shares by the State, if consummated, will have on the Registrant's relationship with Norfolk Southern, pending litigation between Norfolk Southern and the Registrant, or the Registrant's ability to continue to qualify as a Real Estate Investment Trust.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

    Exhibits to this report are listed in the accompanying Index to Exhibits.

    There are no other changes to exhibits from the Registrant's
Form 10-K for the period ended March 31, 1997.

    (b) Reports on Form 8-K

    On April 8, 1997, the Registrant filed a Form 8-K dated
April 7, 1997, reporting Item 5, Other Events, with regard to a
Letter of Intent between the Registrant, the State of North

Carolina, and the Beaufort & Morehead Railroad Company (wholly owned by the State) to reach an agreement for a plan of merger whereby the State may acquire the shares of the Registrant not owned by the State.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   NORTH CAROLINA RAILROAD COMPANY


DATE: May 14, 1997            /s/ R. Samuel Hunt, III
      ------------            -----------------------
                                  R. Samuel Hunt, III
                                  President


DATE: May 14, 1997            /s/ Lynn T. McConnell
      ------------            ---------------------
                                  Lynn T. McConnell, Treasurer and
                                  Principal Financial Officer

         Index to Exhibits


         Exhibit No.          Item
         ------------        -----

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

         99.1                 Letter of Intent between the
                              Beaufort & Morehead Railroad
                              Company, the State of North
                              Carolina, and the Registrant
                              dated April 7, 1997, filed as
                              Exhibit 99.1 to the Registrant's
                              Form 8-K filed with the Securities
                              and Exchange Commission on April
                              8, 1997, incorporated by reference
                              into this Form 10-Q.

         99.2 Joint News Release by the Registrant and the State of North Carolina dated April 7, 1997, filed as Exhibit 99.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 8, 1997, incorporated by reference into this Form 10-Q.