Form 10-Q
period 1997-06-30
NORTH CAROLINA RAILROAD CO
filed 1997-08-08
CIK 813794

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

              For the period ended June 30, 1997

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

     Common Stock, $.50 par Value--4,283,470 shares as of June 30, 1997.

The total number of pages contained in this document is 25 pages.

                              INDEX

                 NORTH CAROLINA RAILROAD COMPANY


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - June 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . 3

         Statements of Operations - Three months ended
         June 30, 1997 and June 30, 1996 and six months
         ended June 30, 1997 and June 30, 1996 . . . .. . . .  4

         Statements of Shareholders' Equity -
         Six months ended June 30, 1997
         and June 30, 1996 . . . . . . . . . . . . . . . . . . 5

         Statements of Cash Flows -
         Six months ended June 30, 1997 and
         June 30, 1996 . . . . . . . . . . . . . . . . . . . . 6

         Notes to financial statements -
         June 30, 1997. . . . . . . . . . . . . . . . . . . .  7

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

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 24

                        BALANCE SHEETS

                 NORTH CAROLINA RAILROAD COMPANY


                                                 June 30   December 31
                                                  1997         1996
                                              (Unaudited)
                                             ------------ ------------
ASSETS
     Cash and cash equivalents               $ 4,479,749  $ 5,318,933
     Prepaid expenses                             86,243          -0-
                                             ------------ ------------
          TOTAL CURRENT ASSETS                 4,565,992    5,318,933


PROPERTIES
     Roadway and land--Note C                  7,848,742    7,848,842
     Buildings and equipment                     308,753      285,635
     Accumulated depreciation                   (312,849)    (308,419)
                                             ------------ ------------
                                               7,844,646    7,826,058
                                             ------------ ------------
                                             $12,410,638  $13,144,991
                                             ============ ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses and accounts payable     $ 562,993    $ 262,698
     Accrued environmental remediation costs     172,355      200,000
     Unearned rental income                       40,660          -0-
                                              -----------  -----------
          TOTAL CURRENT LIABILITIES              776,008      462,698


COMMITMENTS AND CONTINGENCIES--Note D


SHAREHOLDERS' EQUITY
     Common stock, par value $0.50 per share--
      10,000,000 shares authorized, 4,283,470
      shares issued and outstanding            2,141,735    2,141,735
     Additional paid-in capital                3,588,455    3,588,455
     Retained earnings                         5,904,440    6,952,103
                                             ------------ ------------
                                              11,634,630   12,682,293
                                             ------------ ------------
                                             $12,410,638  $13,144,991
                                             ============ ============

See notes to financial statements.

                   STATEMENTS OF OPERATIONS (Unaudited)

                    NORTH CAROLINA RAILROAD COMPANY



                                    Three Months Ended            Six Months Ended
                                          June 30                     June 30
                                     1997         1996           1997         1996
                                 ----------------------     --------------------
Revenues:
 Lease of roadway and land      $  20,330   $2,062,429     $  40,659    $4,124,858
 Interest income                   63,005      201,000       125,376       416,849
 Rental income                      8,609        7,800        16,008         8,400
 Gain on sale of real estate       56,900          -0-        56,900           -0-
 Other                              1,945          -0-         3,825           277
                                ----------  ----------     ---------     ---------
                                  150,789    2,271,229       242,768     4,550,384


Expenses:
 Salaries and administrative       72,952       72,164      166,637        135,189
 Professional fees                187,296       85,161      469,607        177,170
 Insurance and taxes               43,714       31,214      240,698         61,661
 Amortization expense                 -0-       11,685          -0-         23,371
 Depreciation                       2,215        2,215        4,430          4,430
 Consulting fees                  131,997       11,240      342,193         30,158
 Other                             29,893       25,971       55,866         43,912
                                ----------  ----------    ---------     ---------
                                  468,067      239,650    1,279,431        475,891
                                ----------  ----------   ----------     ---------
(LOSS) INCOME BEFORE             (317,278)   2,031,579   (1,036,663)     4,074,493
    INCOME TAXES

Income taxes:
 Current                              -0-      849,078       11,000      1,698,156
 Deferred                             -0-        2,600          -0-          5,200
                                ----------  ----------    ----------     ---------
                                      -0-      851,678       11,000      1,703,356
                                ----------  ----------    ----------    ----------
 NET (LOSS) INCOME             $ (317,278)  $1,179,901  $(1,047,663)    $2,371,137


(Loss) earnings per share:         $(0.07)       $0.27       $(0.24)        $0.55
                                    =====        =====        =====         =====

See notes to financial statements.

            STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                    NORTH CAROLINA RAILROAD COMPANY

                                        Additional
                                     Common     Paid-In    Retained    Shareholders'
                                     Stock      Capital    Earnings    Equity
                                   ---------    --------   ---------   -------------


Balance at January 1, 1996        $2,141,735  $3,588,455  $11,455,548  $17,185,738

Net income                                                  2,371,137    2,371,137
                                  ----------   ---------   ----------   ------------
Balance at June 30, 1996          $2,141,735  $3,588,455  $13,826,685  $19,556,875
                                  ==========    ========  ===========   ===========

Balance at January 1, 1997        $2,141,735  $3,588,455   $6,952,103  $12,682,293

Net loss                                                   (1,047,663)  (1,047,663)
                                  ----------   ---------   -----------  ------------

Balance at June 30, 1997          $2,141,735  $3,588,455  $ 5,904,440  $11,634,630
                                  ==========  ==========  ===========   ============





See notes to financial statements.

                 STATEMENTS OF CASH FLOWS (Unaudited)

                    NORTH CAROLINA RAILROAD COMPANY

                                                     Six Months Ended
                                                         June 30
                                                    1997         1996
                                                -------------------------

OPERATING ACTIVITIES
 Net (loss) income                                $(1,047,663)    $ 2,371,137
 Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Deferred income taxes                                 -0-           5,200
          Depreciation and amortization                 4,430          27,801
    Gain on sale of land                              (56,900)            -0-
    Lease negotiation costs                               -0-         (18,173)
          Change in operating assets and liabilities:
      Interest receivable                                 -0-        (110,719)
      Other assets                                    (86,243)        (49,593)
      Accrued expenses and accounts payable           300,295        (121,512)
      Accrued environmental remediation costs         (27,645)            -0-
      Unearned rental income                           40,660          40,665
      Income taxes payable                                -0-      (1,012,344)
                                                    ----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (873,066)      1,132,462


INVESTING ACTIVITIES
 Purchase of equipment                                (23,118)            -0-
 Proceeds from sale of land                            57,000             -0-
 Maturity of short-term investments                       -0-         190,000
                                                    -----------     -----------
 NET CASH PROVIDED BY INVESTING ACTIVITIES             33,882         190,000


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (839,184)      1,322,462

Cash and cash equivalents at beginning of period    5,318,933      15,139,497
                                                    ----------     -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $4,479,749     $16,461,959
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

 Prior to the election of REIT status, the Company calculated its provisions for income taxes and reported the results of its operations and financial condition assuming that it would be taxed as a "C" corporation. The Company's 1995 and first and second quarter of 1996 financial statements were prepared and presented on this basis. The pro forma effect of REIT election for the second quarter of 1996 was as follows:

    Period Ended June 30, 1996
           (Unaudited)

    Lease of Roadway and Land                $2,062,429
    Income before Income Taxes                2,031,579
    Income Taxes                                 43,678
    Net Income                                1,987,901
    Earnings Per Share                             0.46

    For the year ended December 31, 1996 and the period ended June 30, 1997, the Company has calculated its provision for income taxes based upon its recent REIT election. As a result of the Company's failure to make certain shareholder distributions prior to January 31, 1997, the Registrant incurred an excise tax of approximately $170,000 for tax year 1996.


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

    On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for base annual rental of eight million dollars ($8,000,000) for the period from January 1, 1995, through December 31, 1995, with certain annual inflation adjustments thereafter. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments of base rental in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the
Company that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. As a result, no rental revenue has been recognized for the period from August, 1996 through June 30, 1997. However, on July 9, 1997, Norfolk Southern made a payment of $1,345,343 to the Company for the period from August, 1996 to May, 1997 and on August 7, 1997, made a payment of $321,085 for periods through June 30, 1997 pursuant to a decision and order of the U.S. Surface Transportation Board ("STB"). See Note D.

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

NOTE D--COMMITMENTS AND CONTINGENCIES

    On August 9, 1996, Norfolk Southern notified the Company that it did not intend to continue making rental payments to the Company. On September 20 and September 23, 1996, the Company filed actions against Norfolk Southern and its affiliates in state court in North Carolina (which action was removed to federal court) and before the STB aaserting rental, property ownership, environmental and other claims as a result of Norfolk
Southern's discontinuance of rental payments and the expiration of the 1895 and 1939 leases. In October, 1996, Norfolk Southern filed counterclaims against the Company asserting unjust enrichment, conversion, environmental contribution, and other claims, and sought to establish rental on an interim basis in an amount not to exceed the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. The STB issued a decision and order dated May 29, 1997 with respect to the Company's petition for interim relief to the STB, STB Finance Docket No. 33134 (the "STB decision"). The Company's petition for interim relief sought an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 per month.

    The STB decision denied the rental amount requested by the Company and provides (i) that the Company's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Company due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Company report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings.

    Four shareholder derivative actions relating to the Lease Extension were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." The actions seek to enjoin a purported lease between the Company and Norfolk Southern and seek to recover for the Company unspecified damages and other relief from the directors. The Company and the other defendants filed motions to dismiss the actions, and the court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Company breached their fiduciary duty to shareholders in the formation of the Special Committee of the Company's Board of Directors and asserts other claims. On June 19, 1997, the court granted the Company's motion to dismiss the action. On July 7, 1997, the plaintiffs appealed the ruling to the North Carolina Court of Appeals.

    On December 21, 1995, a shareholder derivative legal action was filed seeking to enjoin the Lease Extension or invalidate the

December 15, 1995, shareholders meeting. On July 29, 1996, the court enjoined the Company from implementing the terms of the Lease Extension. The Company is opposing a claim in excess of $1 million by the plaintiff for legal fees in the action.

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

    The Registrant's cash and cash equivalents were approximately $5.9 million as of August 7, 1997, which includes payments of approximately $1.6 million made by Norfolk Southern pursuant to a decision and order of the STB. See "Results of Operations" below, and Item 3, Legal Proceedings. If the Registrant continues to qualify for REIT status for 1996, a distribution of approximately $3.7 million would be required to be made to shareholders. The Registrant does not foresee any need for funds during 1997 which cannot be met primarily from available cash.
However, the Registrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant is opposing a claim in excess of $1 million for legal fees in a shareholder action overturning the December 15, 1995 shareholder vote on the Lease Extension. In addition, in connection with the possible buy-out of the Registrant by the State of North Carolina, the Registrant may be required to pay investment banking fees of approximately $500,000 at the time the Registrant requests a fairness opinion, which may have to be paid even if the buy out does not occur. If Norfolk
Southern does not pay sufficient rental to the Registrant under the May 29, 1997 STB decision and order, the combination of the REIT distribution for 1996, investment banking fees and the shareholder claim for approximately $1 million of attorneys fees could exceed the current cash and cash equivalents of the Registrant's assets. The Registrant may be required to finance
(i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines or ceases to maintain the Registrant's property at a level acceptable to the Registrant or at levels acceptable to regulatory agencies such as the U. S.
Federal Railroad Administration. There can be no assurance such financing will be available or if available, that it can be obtained on terms favorable to the Registrant. Failure to obtain financing would have a material adverse effect upon the Registrant.

    The Registrant's liquidity (cash) decreased from $5,318,933 at December 31, 1996 to $4,479,749 at June 30, 1997. Prepaid expenses increased from -0- to $86,243 over the same period reflecting premiums paid for insurance.

    For the six month period ended June 30, 1997, $873,066 of net cash was used in operating activities and was primarily attributable to a net loss of $1,047,663, which was offset in part by $300,295 of accrued expenses and accounts payable.

Results of Operations

    On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued. As a result, no railroad rental revenue has been recognized for the period ended June 30, 1997. The STB issued a a decision and order dated May 29, 1997 with respect to the Registrant's petition for interim relief to the STB, STB Finance Docket No. 33134 (the "STB decision"). The Registrant's petition for interim relief sought an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 per month.

    The STB decision denied the rental amount requested by the Registrant and provides (i) that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Registrant due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Registrant report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings.

    On July 9, 1997, Norfolk Southern made a payment of
$1,345,343 to the Registrant for the period from August, 1996 to May, 1997 and on August 7, 1997 made a payment of $321,085 for periods through June 30, 1997 pursuant to the STB decision. There can be no assurance that any such payment will continue to be made or the amounts of any such payments. If Norfolk Southern continues to make payments pursuant to the STB order, the amounts of any such payments are not expected to exceed the operating expenses of the Registrant. See Item 3, Legal Proceedings regarding certain
Norfolk Southern litigation. The Registrant expects its revenues in future periods will remain at current low levels until alternate sources of revenue are secured. Results of operations for 1996 reflect payments to the Registrant from Norfolk Southern from January through July, 1996.

    Total revenues decreased from $2,271,229 for the three month period ended June 30, 1996 as compared to $150,789 for the same period ended June 30, 1997, and decreased from $4,550,384 for the six month period ended June 30, 1996 to $242,768 for the same period ended June 30, 1997. The decreases were attributable primarily to a decrease in rental revenue from leases of roadway and land and a decrease in interest income.

    Interest income decreased from $201,000 for the three month period ended June 30, 1996 to $63,005 for the same period ended June 30, 1997, and decreased from $416,849 for the six month period ended June 30, 1996 to $125,376 for the same period ended June 30, 1997. The decreases were primarily attributable to a decrease in average levels of invested cash.

    Rental income increased from $7,800 for three month period ended June 30, 1996 to $8,609 for the same period ended June 30, 1997, and increased from $8,400 for the six month period ended June 30, 1996 to $16,008 for the same period ended June 30, 1997. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

    Salary and administrative expenses increased slightly from $72,164 for the three month period ended June 30, 1996 to $72,952 for the same period ended June 30, 1997, and increased from $135,189 for the six month period ended June 30, 1996 to $166,637 for the same period ended June 30, 1997. The increase was attributable to increases in meeting expenses, employee benefits, and salaries.

    For the three month period ended June 30, 1997, professional fees paid by the Registrant increased to $187,296 as compared to $85,161 for the same period ended June 30, 1996 and increased to $469,607 for the six month period ended June 30, 1997 as compared to $177,170 for the same period ended June 30, 1996. The increases in professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, fees associated with negotiating a buy out agreement, litigation fees, REIT qualification evaluation and other general items. The Registrant expects to continue to incur substantial professional fees in future periods until the buy out, litigation, and related matters are resolved.

    Insurance and taxes increased to $43,714 for the three month period ended June 30, 1997 as compared to $31,214 for the same period ended June 30, 1996, and increased to $240,698 for the six month period ended June 30, 1997 as compared to $61,661 for the same period ended June 30, 1996. The increases were primarily attributable to excise taxes paid by the Registrant for tax year 1996 of approximately $170,000.

    Amortization expense decreased from $11,685 for the three month period ended June 30, 1996 to -0- for the same period ended June 30, 1997, and decreased from $23,371 for the six month period ended June 30, 1996 to -0- for the same period ended June 30, 1997. The decrease is attributable to the write-off of certain lease negotiations costs in 1996.

    Consulting fees increased from $11,240 for the three month period ended June 30, 1996 to $131,997 for the same period ended June 30, 1997, and increased from $30,158 for the six month period ended June 30, 1996 to $342,193 for the same period ended June 30, 1997. Consulting fees vary according to the number and magnitude of projects, primarily in connection with ongoing litigation, the Special Committee of the Registrant's Board of Directors, and other matters. The increases were primarily attributable to increases in investment banking, public relations, and railroad consulting fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees and related expenses in future periods until litigation matters, matters related to the lease or operation of the Registrant's properties, and issues addressed by the Special Committee are resolved. See Item 5, Other Information, regarding a Letter of Intent between the Registrant, the State of North Carolina, and the Beaufort & Morehead Railroad Company with respect to the possible acquisition by the State of North Carolina of all of the shares of the Registrant not held by the State.

    Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended June 30, 1997 other expenses were $29,893 as compared to $25,971 for the same period ended June 30, 1996 and were $55,866 for the six month period ended June 30, 1997 as compared to $43,912 for the same period ended June 30, 1996. The increases were primarily attributable to increases in office rent, office equipment and supplies.

    Current income tax expense was -0- for the three month period ended June 30, 1997 as compared to $849,078 for the same period ended June 30, 1996, and was $11,000 for the six month period ended June 30, 1997 as compared to $1,698,156 for the same period ended June 30, 1996. The decrease for 1997 is attributable to the September 1996 REIT election. Prior to the REIT election, the Registrant was taxed as a "C" corporation. There can be no assurance that the Registrant will continue to qualify as a REIT. See Note B to the financial statements and "Real Estate Investment Trust" below.

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

    The Registrant believes that if it makes the required shareholder distributions, it will continue to qualify as a REIT. In order to continue to qualify as a REIT, the Registrant must declare a dividend of at least 95% of REIT taxable income prior to the due date of its 1996 tax return, as extended. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made.

    The Registrant will evaluate all relevant factors in determining whether to maintain its qualification for REIT status for its 1996 taxable year and later years. Such factors will include, for example, the status of the rental and other litigation against Norfolk Southern before the STB and the courts, alternatives to litigation, the Registrant's cash flow, advice from the Registrant's professional advisers about the feasibility of continued qualification for REIT status, the possible acquisition of shares by the State of North Carolina or reorganization, the status of the shareholder derivative actions, and the tax consequences of the Registrant failing to qualify as a REIT for 1996 or subsequent years. Due to the uncertainty, the

Registrant has determined to delay a determination as to whether it will qualify as a REIT for its 1996 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may file its 1996 federal income tax return. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. At present, the Registrant intends to continue its qualification for REIT status, however, there can be no assurance that the Registrant will maintain its qualification for REIT status for 1996 or later years due to possible cash flow requirements and other uncertainties discussed above.

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

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about litigation, payments from Norfolk Southern, REIT status, the possibility of a buy-out by the State of North Carolina, and other alternatives the Registrant is considering are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

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

Norfolk Southern Litigation (Federal Court)

    On September 20, 1996, the Registrant filed an action against Norfolk Southern Corporation, NSR, AECR, and certain subsidiaries or affiliates thereof (hereafter referred to collectively as "Norfolk Southern") in the Superior Court of Wake County, North Carolina, which action was removed to the United States District Court for the Eastern District of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and asserts other claims, including breach of contract and environmental claims. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. There have been no changes in the litigation since the last report that are material to the Registrant.

Norfolk Southern Litigation (U. S. Surface Transportation Board)

    On September 23, 1996 the Registrant filed (i) a petition for interim relief and (ii) a petition to set trackage compensation before the STB for the use of the Registrant's property by Norfolk Southern, STB Finance Docket No. 33134. The petition for interim relief sought an order requiring Norfolk Southern to pay rental on a temporary basis in the amount of $680,700 monthly pending a final adjudication or other resolution of the Registrant's federal court action against Norfolk Southern and the Registrant's petition to the STB to set trackage compensation. In response, Norfolk Southern petitioned the STB to establish rental on a interim basis in an amount not greater than the rental called for in the 1895 and 1939 leases, or approximately $600,000 annually. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission.

    The STB issued a decision and order dated May 29, 1997 with respect to the Registrant's petition for interim relief.  The STB decision denied the rental amount requested by the Registrant and provides (i) that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the
Registrant due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina
("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the
State and the Registrant report monthly to the STB on the
progress of negotiations, and (iii) other procedural and related findings.  On July 9, 1997, Norfolk Southern made a payment of
$1,345,343 to the Registrant for the period from August, 1996 to
May, 1997 and on August 7, 1997 made a payment of $321,085 for periods through June 30, 1997 pursuant to the STB decision. The payments represent certain out-of-pocket expenses of the Registrant for such periods, but exclude expenses of the Norfolk Southern federal court litigation and other miscellaneous expenses of the Registrant.
There can be no assurance that any such payments will continue to be made or the basis of any such payments. On July 7, 1997, the STB granted a petition by the Registrant for an extension of time for the Registrant to petition to reopen the STB decision until 90 days after consummation of any acquisition of the Registrant by the State of North Carolina or the failure of acquisition
negotiations.   On June 27, 1997 and July 28, 1997, motions were
filed by Walker F. Rucker Intervenrs to reopen the STB decision.
The STB has not yet ruled on the motions.

    The Registrant is negotiating with Norfolk Southern regarding the interpretation of the STB decision and future payments to be made to the Registrant.

Shareholder Litigation

    Four shareholder derivative actions were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Registrant, which actions were consolidated into one case by the court. Information about the actions has been disclosed in prior quarterly and annual reports to the Commission. There have been no changes in the litigation since
the last report that are material to the Registrant.   On
September 24, 1996, a lawsuit field as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee of the Registrant's Board of Directors and asserts other claims. On June 19, 1997, the court granted the Registrant's motion to dismiss the action. On July 7, 1997, the Plaintiffs appealed the dismissal to the North Carolina Court of Appeals.

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

    During the second quarter, legislation was introduced in the General Assembly of North Carolina to provide for funding of an acquisition of the Registrant by the State. The legislation has not been approved and there can be no assurance that it will be approved. There can be no assurance that a definitive merger agreement can be reached with the State, and if reached, that it will include a share price or any other terms that are attractive to the shareholders of the Registrant. In addition, there can be no assurance that the State will obtain the necessary financing or that any approvals required within the State government or the Registrant could be obtained to authorize closing on any agreement that may be reached. The Registrant does not know what effect, if any, an acquisition of the shares by the State, if consummated, will have on the Registrant's relationship with Norfolk Southern, pending litigation between Norfolk Southern and the Registrant, or the Registrant's ability to continue to qualify as a REIT.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

    Exhibits to this report are listed in the accompanying Index to Exhibits.

    There are no other changes to exhibits from the Registrant's
Form 10-K for the period ended June 30, 1997.

    (b) Reports on Form 8-K

    On June 3, 1997, the Registrant filed a Form 8-K dated May
29, 1997, reporting Item 5, Other Events, with regard to the decision and order of the STB with respect to the Registrant's petition for interim relief.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   NORTH CAROLINA RAILROAD COMPANY


DATE: August 4, 1997          /s/ R. Samuel Hunt, III
      --------------          --------------------------
                              R. Samuel Hunt, III
                              President


DATE: August 8, 1997          /s/ Lynn T. McConnell
      --------------          -------------------------------
                              Lynn T. McConnell, Treasurer and
                              Principal Financial Officer

                    Index to Exhibits


         Exhibit No.          Item
         ------------        -----

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

         99.1                 Decision of the Surface
                              Transportation Board, served May 29, 1997,
                              Finance Docket No. 33134,
                              North Carolina Railroad Company --
                              Petition To Set Trackage
                              Compensation And Other Terms
                              And Conditions -- Norfolk Southern
                              Railway Company, Norfolk & Western
                              Railway Company, And Atlantic
                              And East Carolina Railway Company,
                              filed as Exhibit 99.1 to the
                              Registrant's Form 8-K filed
                              with the Securities and Exchange
                              Commission on June 3, 1997, incorporated by reference into this Form 10-Q.