Form 10-Q
period 1997-09-30
NORTH CAROLINA RAILROAD CO
filed 1997-11-14
CIK 813794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the period ended September 30, 1997
                                          ------------------

                                       or

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                             Securities Act of 1934

             For the transition period from __________ to __________

                         Commission file number 0-15768

                         NORTH CAROLINA RAILROAD COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                      56-6003280
    ------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    3200 Atlantic Avenue, Suite 110
       Raleigh, North Carolina                                  27604
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (919) 954-7601
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   |X|     No  |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.50 par Value--4,283,470 shares as of September 30, 1997.

The total number of pages contained in this document is 25 pages.

                                      INDEX

                         NORTH CAROLINA RAILROAD COMPANY

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets - September 30,1997 and
          December 31, 1996 . . . . . . . . . . . . . . . . .  3

          Statements of Operations - Three months ended
          September 30, 1997 and September 30, 1996
          and nine months ended September 30, 1997
          and September 30, 1996 . . . . . . . . . . . . . . . 4

          Statements of Shareholders' Equity -
          Nine months ended September 30, 1997
          and September 30, 1996 . . .. . . . . . . . . . . . . 5

          Statements of Cash Flows -
          Nine months ended September 30, 1997 and
          September 30, 1996 . . . . .. . . . . . . . . . . . . 6

          Notes to financial statements -
          September 30, 1997. . . . .. . . . . . . . . . . . .  7

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 23

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 24

                                BALANCE SHEETS

                        NORTH CAROLINA RAILROAD COMPANY

                                                    September 30
                                                        1997        December 31
                                                     (Unaudited)        1996
                                                    ------------   ------------
ASSETS
      Cash and cash equivalents                     $  5,846,112   $  5,318,933
      Prepaid expenses                                    50,163            -0-
      Income Taxes Recoverable                            82,936            -0-
                                                    ------------   ------------
            TOTAL CURRENT ASSETS                       5,979,211      5,318,933

PROPERTIES
      Roadway and land--Note C                         7,848,742      7,848,842
      Buildings and equipment                            308,753        285,635
      Less accumulated depreciation                     (315,064)      (308,419)
                                                    ------------   ------------
                                                       7,842,431      7,826,058
                                                    ------------   ------------
                                                    $ 13,821,642   $ 13,144,991
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accrued expenses and accounts payable         $    395,245   $    262,698
      Accrued environmental remediation costs             58,162        200,000
      Dividends payable                                3,897,958            -0-
      Unearned rental income                              20,330            -0-
                                                    ------------   ------------
            TOTAL CURRENT LIABILITIES                  4,371,695        462,698

COMMITMENTS AND CONTINGENCIES--Note D

SHAREHOLDERS' EQUITY
      Common stock, par value $0.50 per share--
       10,000,000 shares authorized, 4,283,470
       shares issued and outstanding                   2,141,735      2,141,735
      Additional paid-in capital                       3,588,455      3,588,455
      Retained earnings                                3,719,757      6,952,103
                                                    ------------   ------------
                                                       9,449,947     12,682,293
                                                    ------------   ------------
                                                    $ 13,821,642   $ 13,144,991
                                                    ============   ============
See notes to financial statements

                        STATEMENTS OF INCOME (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                    Three Months Ended           Nine Months Ended
                                       September 30                 September 30
                                    1997          1996           1997         1996
                                    ------------------           -----------------
Revenues:
   Lease of roadway and land    $ 1,952,776   $   701,029   $ 1,993,435   $  4,825,887
   Interest income                   75,957       225,079       201,333        641,928
   Rental income                     24,920         1,200        40,928          9,600
   Gain on sale of real estate          -0-           -0-        56,900            -0-
   Dividend income                   15,000        15,000        15,000         15,000
   Other                                -0-           -0-         3,825            277
                                -----------   -----------   -----------   ------------
                                  2,068,653       942,308     2,311,421      5,492,692

Expenses:
   Salaries and administrative      101,612       111,138       268,249        246,328
   Professional fees                172,412       127,302       642,020        304,472
   Insurance and taxes                2,566        29,781       243,264         91,443
   Amortization expense                 -0-        11,685           -0-         35,057
   Depreciation                       2,215         2,215         6,645          6,645
   Consulting fees                   72,182        61,096       414,375         91,254
   Other                             48,829        29,298       104,694         73,206
                                -----------   -----------   -----------   ------------
                                    399,816       372,515     1,679,247        848,405
                                -----------   -----------   -----------   ------------
   INCOME BEFORE INCOME TAXES
   (BENEFIT)                      1,668,837       569,793       632,174      4,644,287

Income taxes (benefit):
   Current                          (44,438)       32,000       (33,438)        96,000
  Benefit from change
  in corporate entity from
  corporation to REIT                   -0-    (7,095,929)          -0-     (5,456,569)
                                -----------   -----------   -----------   ------------
                                    (44,438)   (7,063,929)      (33,438)    (5,360,569)
                                -----------   -----------   -----------   ------------
   NET INCOME                   $ 1,713,275   $ 7,633,722   $   665,612   $ 10,004,856
                                ===========   ===========   ===========   ============

Earnings per share:             $       .40   $      1.78   $       .16   $       2.33
                                ===========   ===========   ===========   ============

See notes to financial statements.

                 STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                            Additional
                                  Common     Paid-In      Retained   Shareholders'
                                  Stock      Capital      Earnings      Equity
                               ----------  ----------  ------------   ------------
Balance at January 1, 1996     $2,141,735  $3,588,455  $ 11,455,548   $ 17,185,738

Dividends payable                                       (13,107,418)   (13,107,418)

Net income                                               10,004,856     10,004,856
                               ----------  ----------  ------------   ------------
Balance at September 30, 1996  $2,141,735  $3,588,455  $  8,352,986   $ 14,083,176
                               ==========  ==========  ============   ============

Balance at January 1, 1997     $2,141,735  $3,588,455  $  6,952,103   $ 12,682,293

Dividends payable                                        (3,897,958)    (3,897,958)

Net income                                                  665,612        665,612
                               ----------  ----------  ------------   ------------

Balance at September 30, 1997  $2,141,735  $3,588,455  $  3,719,757   $  9,449,947
                               ==========  ==========  ============   ============

See notes to financial statements.

                      STATEMENTS OF CASH FLOWS (Unaudited)

                         NORTH CAROLINA RAILROAD COMPANY

                                                           Nine Months Ended
                                                              September 30
                                                           1997         1996
                                                       -------------------------

OPERATING ACTIVITIES
   Net income                                        $   665,612   $ 10,004,856
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred income taxes                                  -0-     (1,209,851)
      Depreciation and amortization                        6,645         41,702
      Gain on sale of land                               (56,900)           -0-
      Lease negotiation costs                                -0-        (18,176)
      Change in operating assets and liabilities:
        Interest receivable                                  -0-        (45,340)
        Prepaid expenses                                 (50,163)       (24,798)
        Income taxes recoverable                         (82,936)    (1,780,000)
        Accrued expenses and accounts payable            132,547        (10,200)
        Accrued environmental remediation costs         (141,838)           -0-
        Unearned rental income                            20,330         20,336
        Income taxes payable                                 -0-     (5,230,277)
                                                     -----------   ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             493,297      1,748,252

INVESTING ACTIVITIES
  Proceeds from sale of land                              57,000            -0-
   Purchase of buildings and equipment                   (23,118)        (3,069)
   Maturity of short-term investments                        -0-        190,000
                                                     -----------   ------------
   NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                          33,882        186,931

INCREASE IN CASH AND CASH EQUIVALENTS                    527,179      1,935,183

Cash and cash equivalents at beginning of period       5,318,933     15,139,497
                                                     -----------   ------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,846,112   $ 17,074,680
                                                     ===========   ============

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

      INCOME TAXES: The Company is a real estate investment trust ("REIT") for federal income tax purposes. A corporate REIT is a legal entity that holds real estate interests, and through distributions to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 95% of REIT taxable income. No provision has been made for income taxes related to REIT taxable income to be distributed to shareholders if the Company continues to qualify for REIT status. A provision has been made, however, related to a portion of REIT taxable income that will not be distributed to shareholders in such event. (See Note B.)

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

NOTE B--REAL ESTATE INVESTMENT TRUST

      On September 16, 1996, the Company elected REIT status effective as of the Registrant's 1995 tax year. The REIT provisions of the Internal Revenue Code generally allow a REIT to deduct distributions paid to its shareholders. There can be no assurance that the Company can continue to qualify for REIT status.

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

      On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for base annual rental of eight million dollars ($8,000,000) for the period from January 1, 1995, through December 31, 1995, with certain annual inflation adjustments thereafter. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments of base rental in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Company that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. As a result, no rental revenue has been recognized for the period from August, 1996 through September 30, 1997. However, on July 9, 1997, Norfolk Southern made a payment of $1,345,343 to the Company for the period from August, 1996 to May, 1997 and thereafter has made payments totaling $965,767 for periods through September 30, 1997 pursuant to a decision and order of the U.S. Surface Transportation Board ("STB"). See Note D.

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

NOTE D--COMMITMENTS AND CONTINGENCIES

      On August 9, 1996, Norfolk Southern notified the Company that it did not intend to continue making rental payments to the Company. On September 20 and September 23, 1996, the Company filed actions against Norfolk Southern and its affiliates in state court in North Carolina (which action was removed to federal court) and before the STB asserting rental, property ownership, environmental and other claims as a result of Norfolk Southern's discontinuance of rental payments and the expiration of the 1895 and 1939 leases. In October, 1996, Norfolk Southern filed counterclaims against the Company asserting unjust enrichment, conversion, environmental contribution, and other claims. The STB issued a decision and order dated May 29, 1997 with respect to the Company's petition for interim relief to the STB, STB Finance Docket No. 33134 (the "STB decision").

      The STB decision provides (i) that the Company's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Company due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Company report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings.

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

      In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). The Company is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. On February 26, 1997, the Company and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs. As a result, the Company accrued $200,000 in 1996 as an estimate of its share of remediation costs. During the third quarter, the Company and other parties completed a remediation plan for the site and on October 29, 1997 DEHNR accepted the remediation report, subject to satisfactory final testing of groundwater at the site. During 1997, the Company has paid $141,838 in clean-up costs, which costs the Company believes constitutes the majority of its share of clean-up costs. However, there can be no assurance of the total amount of financial exposure or the timing of the resolution of the matter. If and such additional costs are not paid by other parties, the financial position of the Company could be materially adversely affected. The Company does not have insurance to minimize its potential exposure.

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

      If the Registrant is unable to negotiate other leases or obtain orders by the United States Surface Transportation Board ("STB") upon acceptable terms, or if Norfolk Southern were to discontinue railroad operations over the Registrant's line, operating its own line without a lessee would subject the Registrant to a number of risks that would materially affect the Registrant's liquidity and capital resources. The Registrant anticipates that it would have to incur substantial operating expenses over time, but that it would initially not likely incur substantial capital expenditures with respect to fixed plant. However, the Registrant may be required to incur substantial capital expenditures and other expenses for the operation of the railroad line if equipment, facilities and other railroad operating property are not returned by the lessees in operating condition or if the quantities or type of the returned equipment is insufficient to operate the railroad line. With respect to future operations of the Registrant, see Item 5, Other Information, regarding acquisition of the Registrant by the State of North Carolina.

      The Registrant's cash and cash equivalents were $5,846,112 as of September 30, 1997. See "Results of Operations" below, and Item 3, Legal Proceedings. On September 8, 1997, the Registrant declared a dividend of $.91 per share, or $3,897,958, payable to shareholders of record on September 22, 1997 with a payment date of October 15, 1997. The Registrant's cash and cash equivalents were approximately $1.8 million as of October 31, 1997. The Registrant does not foresee any need for funds during 1997 which cannot be met primarily from available cash. However, the Registrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant is opposing a claim in excess of $1 million for legal fees in a shareholder action overturning the December 15, 1995 shareholder vote on the Lease Extension. In addition, in connection with the possible buy-out of the Registrant by the State of North Carolina ("State"), the Registrant will be required to pay investment banking fees of approximately $500,000 and associated legal and accounting fees. If Norfolk Southern does not pay sufficient rental to the Registrant under the May

29, 1997 STB decision and order, the combination of the REIT distribution for 1996, investment banking fees and the shareholder claim for approximately $1 million of attorneys fees could exceed the current cash and cash equivalents of the Registrant's assets. The Registrant may be required to finance (i) litigation expenses, (ii) fees associated with the proposed State buy out, (iii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iv) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines or ceases to maintain the Registrant's property at a level acceptable to the Registrant or at levels acceptable to regulatory agencies such as the U. S. Federal Railroad Administration. There can be no assurance such financing will be available or if available, that it can be obtained on terms favorable to the Registrant. Failure to obtain financing would have a material adverse effect upon the Registrant. If a buy out by the State is consummated, the Registrant will assume an obligation of repayment, the terms of which have not been determined, of approximately $61 million to the State pursuant to legislation adopted by the General Assembly of North Carolina to fund a buy out. See Item 5, Other Information - Merger Agreement, below.

      The Registrant's liquidity (cash) increased from $5,318,933 at December 31, 1996 to $5,846,112 at September 30, 1997. Prepaid expenses increased from -0- to $50,163 over the same period reflecting premiums paid for insurance.

      For the nine month period ended September 30, 1997, $493,297 of net cash was provided by operating activities and was primarily attributable to net income of $665,612.

Results of Operations

      On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued. The STB issued a decision and order dated May 29, 1997 with respect to the Registrant's petition for interim relief to the STB, STB Finance Docket No. 33134 (the "STB decision"). See Item 3, Legal Proceedings, regarding the Registrant's petition before the STB.

      The STB decision provides (i) that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Registrant due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Registrant report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings.

      Between July 9, 1997 and September 30, 1997, Norfolk Southern made payments totaling $1,932,445 to the Registrant for the period from August, 1996 through July, 1997 pursuant to the STB decision. During October 1997, Norfolk Southern made payments of $378,665 for August and September, 1997 pursuant to the STB decision. There can be no assurance that any such payments will continue to be made or the amounts of any such payments. If Norfolk Southern continues to make payments pursuant to the STB order, the amounts of any such payments are not expected to exceed the operating expenses of the Registrant. See Item 3, Legal Proceedings, regarding certain Norfolk Southern litigation. The Registrant expects its revenues in future periods will remain at current low levels until alternate sources of revenue are secured. Results of operations for 1996 reflect payments to the Registrant from Norfolk Southern from January through July, 1996.

      Total revenues increased from $942,308 for the three month period ended September 30, 1996 as compared to $2,068,653 for the same period ended September 30, 1997, and decreased from $5,492,692 for the nine month period ended September 30, 1996 to $2,311,421 for the same period ended September 30, 1997. The increase for the three month period ended September 30, 1997 was primarily attributable to payments made by Norfolk Southern pursuant to the STB decision. The decrease for the nine month period ended September 30, 1997 as compared to the same period ended September 30, 1996 was attributable primarily to an overall decrease in rental revenue from leases of roadway and land and a decrease in interest income.

      Interest income decreased from $225,079 for the three month period ended September 30, 1996 to $75,957 for the same period ended September 30, 1997, and decreased from $641,928 for the nine month period ended September 30, 1996 to $201,333 for the same period ended September 30, 1997. The decreases were attributable to decreases in average levels of invested cash.

      Rental income increased from $1,200 for three month period ended September 30, 1996 to $24,920 for the same period ended September 30, 1997, and increased from $9,600 for the nine month period ended September 30, 1996 to $40,928 for the same period ended September 30, 1997. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

      Salary and administrative expenses decreased slightly from $111,138 for the three month period ended September 30, 1996 to $101,612 for the same period ended September 30, 1997, and increased from $246,328 for the nine month period ended September 30, 1996 to $268,249 for the same period ended September 30,

1997. The decrease for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 was primarily attributable to a decrease in meeting expenses. The overall increase for the nine month period ended September 30, 1997 as compared to the same period ended September 30, 1996 was attributable to increases in employee benefits and salaries.

      For the three month period ended September 30, 1997, professional fees paid by the Registrant increased to $172,412 as compared to $127,302 for the same period ended September 30, 1996 and increased to $642,020 for the nine month period ended September 30, 1997 as compared to $304,472 for the same period ended September 30, 1996. The increases in professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, fees associated with negotiating the Merger Agreement, litigation fees, REIT qualification evaluation, and other general items. The Registrant expects to continue to incur substantial professional fees in future periods until the Merger Agreement, litigation, and related matters are resolved.

      Insurance and taxes decreased to $2,566 for the three month period ended September 30, 1997 as compared to $29,781 for the same period ended September 30, 1996, and increased to $243,264 for the nine month period ended September 30, 1997 as compared to $91,443 for the same period ended September 30, 1996. The overall increase for the nine month period ended September 30, 1997 as compared to the same period ended September 30, 1996 was primarily attributable to excise taxes paid by the Registrant for tax year 1996 of $131,502.

      Amortization expense decreased from $11,685 for the three month period ended September 30, 1996 to -0- for the same period ended September 30, 1997, and decreased from $35,057 for the nine month period ended September 30, 1996 to -0- for the same period ended September 30, 1997. The decrease is attributable to the write-off of certain lease negotiations costs in 1996.

      Consulting fees increased from $61,096 for the three month period ended September 30, 1996 to $72,182 for the same period ended September 30, 1997, and increased from $91,254 for the nine month period ended September 30, 1996 to $414,375 for the same period ended September 30, 1997. Consulting fees vary according to the number and magnitude of projects, primarily in connection with ongoing litigation, the Special Committee of the Registrant's Board of Directors, negotiation of the Merger Agreement, and other matters. The increases were primarily attributable to increases in investment banking, public relations, and railroad consulting fees. The Registrant expects to continue to incur substantial consulting fees, investment banking fees and related expenses in future periods until litigation matters, matters related to the lease or operation of the Registrant's properties, and the Merger Agreement are resolved. See Item 5, Other Information, regarding the Merger Agreement.

      Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For the three month period ended September 30, 1997, other expenses were $48,829 as compared to $29,298 for the same period ended September 30, 1996 and were $104,694 for the nine month period ended September 30, 1997 as compared to $73,206 for the same period ended September 30, 1996. The increases were primarily attributable to increases in office rent, office equipment and supplies.

      A current income tax benefit of $44,438 for the three month period ended September 30, 1997, as compared to $32,000 of current income tax expense for the same period ended September 30, 1996 was attributable to the September 1996 REIT election by the Registrant. The current income tax benefit of $33,438 for the nine month period ended September 30, 1997 as compared to $96,000 for the same period ended September 30, 1996 was attributable to the September 1996 REIT election by the Registrant. Prior to the REIT election, the Registrant was taxed as a "C" corporation. There can be no assurance that the Registrant will continue to qualify as a REIT. See Note B to the financial statements and "Real Estate Investment Trust" below.

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

      The Registrant and its lessees are responsible for compliance with state, federal, local or other provisions relating to discharge of materials or the protection of the environment. The risk of incurring environmental liability is inherent in conducting railroad operations. Some of the commodities which are transported over the Registrant's railroad lines are classified as hazardous materials. The 1895 and 1939 Leases did not make provision for the lessees to disclose environmental problems affecting the Registrant's properties. Environmental problems may exist on properties owned by the Registrant which are known to Norfolk Southern or its sublessees but have not been disclosed to the Registrant or which are unknown to the lessee or the Registrant. State and federal environmental provisions may impose joint and several liability upon the Registrant and its lessees and sublessees for environmental damage or clean up (or associated costs) of any real properties owned by the Registrant and adjoining properties if the source of any problem is the property of the Registrant. The Registrant believes that damage or clean up (or the associated costs) would be the responsibility of the lessees and any sublessees or other parties who may have created any actionable environmental condition. The Registrant may determine that it is in its interest to initiate substantial environmental assessments of its properties in connection with the litigation against Norfolk Southern. If Norfolk Southern, its sublessees, or other parties who are responsible for any actionable environmental conditions fail to pay for damage or remediation under certain statutes, regulations, and rules, the Registrant could ultimately be held responsible for any remediation, removal, or clean up of the property it owns. See Item 3, Legal Proceedings regarding the status of the Peele environmental site.

Real Estate Investment Trust

      On September 16, 1996, the Registrant elected tax status as a Real Estate Investment Trust ("REIT") for the tax year ended December 31, 1995. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to its shareholders. The REIT provisions of the Internal Revenue Code ("I.R.C.") generally allow a REIT to deduct distributions paid to its shareholders. However, the Norfolk Southern litigation and certain shareholder litigation could delay or affect the Registrant's ability to receive rental income. Pursuant to the Merger Agreement the Registrant is precluded from making shareholder distributions without the approval of the State. Acquisition of the Registrant by the State could reduce the number of shareholders of the Registrant below the requirements for REIT status under the I.R.C. See Item 5, Other Information, regarding the Registrant's restriction on shareholder distributions pursuant to the Merger Agreement. Failure to meet any of these requirements could cause the Registrant to be unable to continue to qualify for REIT status. Failure to continue to qualify as a REIT would substantially decrease the after-tax net income available for distribution to shareholders of the Registrant.

      Distributions to shareholders in any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made.

      On September 8, 1997, the Registrant declared a dividend with respect to its 1996 tax year of $.91 per share, or

$3,897,958. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. At present, the Registrant intends to continue its qualification for REIT status, however, there can be no assurance that the Registrant will maintain its qualification for REIT status for 1997 or later years due to possible cash flow requirements and other uncertainties discussed above.

      By delaying certain distributions of 1996 income past January 31, 1997, the Registrant incurred an additional federal excise tax liability of $131,502 for 1996.

Cautionary Statement Identifying Important Factors That Could Cause the Registrant's Actual Results to Differ From Those Projected in Forward Looking Statements

      In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about litigation, payments from Norfolk Southern, REIT status, the possibility of a buy-out by the State, and other alternatives the Registrant is considering are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

      This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Registrant's litigation against Norfolk Southern, the court's disposition of the shareholder legal actions, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line, the Registrant's ability to continue to qualify for tax treatment as a REIT; the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, whether the Merger Agreement will be consummated, and other matters which are described herein and/or in documents incorporated by reference herein.

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

Norfolk Southern Litigation (Federal Court)

      On September 20, 1996, the Registrant filed an action against Norfolk Southern Corporation, NSR, AECR, and certain subsidiaries or affiliates thereof (hereafter referred to collectively as "Norfolk Southern") in the Superior Court of Wake County, North Carolina, which action was removed to the United States District Court for the Eastern District of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and asserts other claims, including breach of contract and environmental claims. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. On October 17, 1997, the Registrant and Norfolk Southern filed a joint motion to stay the proceeding pending negotiations and consummation or failure of an acquisition of the Registrant by the State. On October 22, 1997, the court entered an order staying the proceeding until February 1, 1998. There have been no other changes in the litigation since the last report that are material to the Registrant.

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

      The STB issued a decision and order dated May 29, 1997 ("STB decision") with respect to the Registrant's petition for interim relief. The STB decision denied the rental amount requested by the Registrant and provides (i) that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Registrant due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Registrant report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings. Beginning in July 1997, Norfolk Southern has made payments to the Registrant pursuant to the STB decision. The payments represent certain out-of-pocket expenses of the Registrant for such periods, but exclude expenses of the Norfolk Southern federal court litigation and other miscellaneous expenses of the Registrant. There can be no assurance that any such payments will continue to be made or the basis of any such payments. On July 7, 1997, the STB granted a petition by the Registrant for an extension of time for the Registrant to petition to reopen the STB decision until 90 days after consummation of any acquisition of the Registrant by the State of North Carolina or the failure of acquisition negotiations. On June 27, 1997 and July 28, 1997, motions were filed by Walker F. Rucker Intervenors to reopen the STB decision. The STB has not yet ruled on the motions.

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

      On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Commission. On November 5, 1997, the court held a hearing on the plaintiff's application for attorneys fees of approximately $1 million. The court has not yet ruled on the motion.

Greensboro Segment Trackage Rights

      On July 8, 1996, the Registrant filed a petition before the STB to revoke (the "Petition to Revoke") a Notice of Exemption filed by NSR of a grant of certain trackage rights by NSR to Norfolk & Western Railway Company ("N&W"), an affiliate of Norfolk Southern, over a 2.4 mile segment of the Registrant's railroad line in Greensboro, North Carolina, STB Finance Docket No. 32961. The trackage rights affect the segment of the Registrant's railroad line which connects NSR's main north-south route through North Carolina on the Registrant's railroad line with a Norfolk Southern owned route to Winston-Salem, North Carolina, which segment the Registrant believes might be utilized by Norfolk Southern to divert traffic away from the Registrant's lines to Norfolk Southern owned railroad lines. Information about the proceeding has been disclosed in prior quarterly reports to the Commission. The Registrant is challenging the Notice of Exemption and the amendment by NSR on the basis that NSR failed to recognize the Registrant's ownership of the 2.4 mile segment affected by the purported trackage rights and NSR's inability to grant trackage rights in the absence of the Lease Extension. On August 22, 1997, the court denied the petition of the Registrant. The Registrant has determined not to appeal the matter and to enter into negotiations with Norfolk Southern to address the matter.

Peele Site

      In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of

$84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). The Company is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. On February 26, 1997, the Company and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs. As a result, the Company accrued $200,000 in 1996 as an estimate of its share of remediation costs. During the third quarter, the Company and other parties completed a remediation plan for the site and on October 29, 1997 DEHNR accepted the remediation report, subject to satisfactory testing of groundwater at the site. During 1997, the Company has paid $141,838 in clean-up costs, which costs the Company believes constitutes the majority of its share of clean-up costs. However, there can be no assurance of the total amount of financial exposure or the timing of the resolution of the matter. If such costs are not paid by other parties, the financial position of the Company could be materially adversely affected. The Company does not have insurance to minimize its potential exposure.

Charlotte Convention Center Litigation

      During 1991, the Registrant initiated lawsuits in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte ("City") and Norfolk Southern have breached contract obligations and obligations based on real property rights to the Registrant. The litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. During the first quarter of 1997, the Registrant and the City reached an agreement for a sale by the Registrant of certain inactive railroad property less than one mile in length to the City, subject to certain conditions of closing, whereby the City will pay the Registrant $4,000,000 in exchange for the property and dismissal of the lawsuits. The contract of sale between the Registrant and the City provides for a closing date of December 3, 1997. However, there can be no assurance that conditions to closing will be met or that the closing will occur on the closing date set forth in the contract of sale.

Item 5. Other Information - Merger Agreement

      On April 7, 1997, the Registrant, the State, and the Beaufort & Morehead Railroad Company (a North Carolina corporation whose stock is wholly owned by the State) executed a Letter of Intent to reach a definitive agreement for a plan of merger, whereby the State would acquire the shares held by shareholders other than the State at a cash price of $66.00 per share.

      On August 27, 1997, the General Assembly of North Carolina approved legislation authorizing a $61 million reserve fund which, in addition to other funds of the State, is authorized for an investment to fund the acquisition of the non-State shares consistent with the Letter of Intent.

      On October 3, 1997, the Registrant reached a definitive agreement with the North Carolina Department of Transportation of the State of North Carolina ("DOT") and the Beaufort & Morehead Railroad Company for a plan of merger for the State, through the DOT to acquire the non-State shares at a cash price of $66.00 per share (the "Merger Agreement"). The Merger Agreement is subject to corporate and governmental approvals, including approval by the shareholders of the Registrant and a majority of the shares held by non-State shareholders and to other conditions, and also provides that either the State or the Registrant may terminate the Merger Agreement if closing does not occur on or before May 5, 1998. On October 7, 1997, the Merger Agreement was approved by the Council of State of North Carolina. The Registrant expects to call a shareholder meeting to vote on the Merger Agreement during the first quarter of 1998.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      Exhibits to this report are listed in the accompanying Index to Exhibits.

      There are no other changes to exhibits from the Registrant's Form 10-K for the period ended September 30, 1997.

      (b) Reports on Form 8-K

      On August 29, 1997, the Registrant filed a Form 8-K dated August 27, 1997, reporting Item 5, Other Events, with regard to a Letter of Intent with the State for a plan of merger between the Registrant, the State, and the Beaufort & Morehead Railroad Company.

      On October 7, 1997, the Registrant filed a Form 8-K dated October 3, 1997, reporting Item 5, Other Events, with regard to reaching a definitive merger agreement.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NORTH CAROLINA RAILROAD COMPANY


DATE: November 13, 1997              /s/ R. Samuel Hunt, III
                                     --------------------------------
                                     R. Samuel Hunt, III
                                     President


DATE: November 14, 1997              /s/ Lynn T. McConnell
                                     --------------------------------
                                     Lynn T. McConnell, Treasurer and
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

            99.1 Agreement and Plan of Merger dated October 3, 1997 between the Registrant, the State of North Carolina Department of Transportation, and the Beaufort & Morehead Railroad Company, filed as Exhibit 99.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 7, 1997, incorporated by reference into this Form 10-Q.

            99.2 Excerpt from Senate Bill 352, Section 32.30, General Assembly of North Carolina, filed as
                                    Exhibit 99.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 29, 1997, incorporated by reference into this Form 10-Q.