Form 10-K
period 1997-12-31
NORTH CAROLINA RAILROAD CO
filed 1998-03-27
CIK 813794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended December 31, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the transition period from ___________ to ____________

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

                                 (919) 954-7601
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
  Title of each class                                 on which registered
  -------------------                                 -------------------
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

     Yes _X_ No ___

     The total number of pages contained in this document is 58 pages.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $68,688,768 (based on last average bid price of $64.00 per share of Registrant's Common Stock on March 4, 1998).

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 4, 1998, is as follows:

                                            Outstanding as of
                Class                         March 4, 1998
                -----                         -------------
  Common Stock (par value $.50)                4,283,470


     Documents Incorporated by Reference. None.

                                TABLE of CONTENTS


         ITEM                                                               Page
         ----                                                               ----

Part 1      1. Business........................................................4

            2. Properties.....................................................11

            3. Legal Proceedings..............................................12

            4. Submission of Matters to a Vote of Security
                 Holders......................................................16

Part II     5. Market for Registrant's Common Stock and
                 Related Stockholder Matters..................................16

            6. Selected Financial Data....................................... 17

            7. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations...................................................18

            8. Financial Statements and Supplementary Data....................28

            9. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................28

Part III   10. Directors and Executive Officers of the
                 Registrant...................................................28

           11. Executive Compensation.........................................32

           12. Security Ownership of Certain Beneficial
                 Owners and Management........................................33

           13. Certain Relationships and Related
                 Transactions.................................................37

Part IV    14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K..........................................37

Signatures....................................................................38

Index to Exhibits.............................................................40

                                     PART I

Item 1.  Business

Buyout by the State of North Carolina

     During August, 1996, the State of North Carolina ("State") notified the Registrant that the State retained NationsBank as a financial advisor to evaluate the acquisition of the Registrant's shares not already owned by the State. On August 22, 1996, the Board of Directors of the Registrant appointed a Special Committee of five non-State elected directors of the Registrant (directors elected by shareholders other than the State) responsible for negotiating with the State ("Special Committee"). The Special Committee had authority to make recommendations to the entire Board regarding any offer made by the State, to formulate offers or counter offers, and to consider alternatives to a transaction with the State.

     On April 7, 1997, the Registrant, the State, and the Beaufort & Morehead Railroad Company ("B&M"), a North Carolina corporation whose stock is wholly owned by the State, executed a Letter of Intent to reach a definitive agreement for a plan of merger, whereby the State would acquire the shares held by shareholders other than the State at a cash price of $66.00 per share.

     On August 27, 1997, the General Assembly of North Carolina approved legislation authorizing a $61 million reserve fund which, in addition to other funds of the State, is authorized for an investment to fund the acquisition of the non-State shares consistent with the Letter of Intent.

     On October 3, 1997, the Registrant reached a definitive agreement with the North Carolina Department of Transportation of the State of North Carolina ("DOT") and the B&M for a plan of merger for the State, through the DOT, to acquire the non-State shares at a cash price of $66.00 per share (the "Merger Agreement"). The Merger Agreement, as amended and restated as of January 16, 1998, provides for authorization of a limited amount of non-voting preferred stock of the Registrant to be exchanged for B&M preferred stock in order to continue the Registrant's ability to meet certain shareholder requirements as a Real Estate Investment Trust. See "Real Estate Investment Trust Election" below. The Merger Agreement is subject to corporate and governmental approvals, including approval by the shareholders of the Registrant and a majority of the shares held by non-State shareholders and to other conditions, and also provides that either the State or the Registrant may terminate the Merger Agreement if closing does not occur on or before May 5, 1998. On October 7, 1997, the Merger Agreement was approved by the Council of State of North Carolina. The Registrant has scheduled a shareholder meeting on March 31, 1998 to vote on approval of the

Merger Agreement, as amended and restated on January 16, 1998. If the Merger Agreement is consummated, the State will be the only holder of the Registrant's Common Stock, and the shares of the Registrant will no longer be traded in the over-the-counter market and will be deregistered under the Exchange Act.

Background of Railroad Leases

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

     The Registrant believes that if it makes the required shareholder distributions and continues to meet certain shareholder requirements, it will continue to qualify as a REIT.

In order to continue to qualify as a REIT, the Registrant must declare a dividend of at least 95% of REIT taxable income prior to the due date of its 1997 tax return, as extended. In addition, the State has advised the Registrant that if the Merger Agreement is approved, the Registrant will not continue to qualify as a REIT unless the Registrant has at least one hundred shareholders. In connection with approval of the Merger Agreement, the Registrant is seeking shareholder approval of a charter amendment to authorize a limited amount of non-voting preferred stock. However, if the Merger Agreement is consummated there can be no assurance that the Registrant will continue to qualify as a REIT. The I.R.C. provides that if a taxpayer's REIT election is terminated by its failure to satisfy the qualification requirements, the taxpayer may not make a new election to be taxed as a REIT prior to the fifth taxable year after disqualification, unless the taxpayer fits within certain narrow exceptions. Any distributions to shareholders for any year in which the Registrant fails to qualify as a REIT will not be deductible by the Registrant nor will they be required to be made.

     The Registrant will evaluate all relevant factors in determining whether to maintain its qualification for REIT status for its 1997 taxable year. Such factors will include, for example, whether the Merger Agreement is approved, the status of the rental and other litigation against Norfolk Southern before the STB and the courts, alternatives to litigation, the Registrant's cash flow, advice from the Registrant's professional advisors about the feasibility of continued qualification for REIT status, the status of the shareholder derivative actions and the tax consequences of the Registrant failing to qualify as a REIT for 1998 or subsequent years. Due to the uncertainty, the Registrant has determined to delay a determination as to whether it will qualify as a REIT for its 1997 taxable year until the earlier of the date the uncertainty has been resolved or the latest date by which the Registrant may file its 1997 federal income tax return. The provisions of the I.R.C. and related regulations governing the federal income tax treatment of REIT's are highly technical and complex. At present, the Registrant intends to continue its qualification for REIT status, however, there can be no assurance that the Registrant will maintain its qualification for REIT status for 1997 or later years due to possible cash flow requirements and other uncertainties discussed above.

     By delaying certain distributions of 1997 income past January 31, 1998, the Registrant incurred an additional federal excise tax liability of approximately $68,000 for 1997. If the Registrant does not qualify as a REIT for 1997, the Registrant would incur an additional 1997 income tax liability of approximately $2 million.

Strategic Goals and Alternatives

     The Registrant is evaluating its strategic goals and the alternatives available to achieve such goals, including how the Registrant's goals and alternatives may change if the Registrant is acquired by the State. (See "Buyout by the State of North Carolina" above.) Alternatives which the Registrant is considering include seeking an order from the STB requiring Norfolk Southern to operate the Registrant's properties under terms more favorable to the Registrant than otherwise available, negotiating a new lease or other agreement with Norfolk Southern, leasing all or part of its properties to one or more independent railroad operators, or operating all or part of its properties as an independent railroad. The Registrant previously evaluated many of the foregoing alternatives. For example, prior to 1997 the Registrant and its financial advisors attempted to interest alternative lessees/operators in its railroad properties. These efforts did not produce a satisfactory alternative to leasing its property to Norfolk Southern.

     The Registrant has been advised by its STB counsel that it may have a residual common carrier duty to provide railroad service if Norfolk Southern were to discontinue railroad service, in the absence of any abandonment of all or any part of the Registrant's railroad lines. If the Registrant were to operate the railroad lines itself, the Registrant anticipates that it would have to incur substantial capital expenditures. See Item 7, Registrant's Discussion and Analysis of Financial Condition and Results of Operations. If the Registrant operates its railroad lines, it would not qualify as a REIT for income tax purposes, but instead would be treated as an operating railroad for income tax purposes, in which event ordinary corporate income tax treatment would apply to the Registrant. See "Real Estate Investment Trust Election" above regarding a failure of the Registrant to qualify for REIT status for 1997 or later years.

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

     A significant portion of railroad traffic on the eastern segment of the Registrant's railroad line is derived from shipments of aviation fuel to military installations. During 1997, the U. S. Department of Defense, after a comprehensive review of alternative aviation fuel delivery methods, shifted a portion of the aviation fuel movements to non-rail delivery methods. The Registrant has not yet been able to determine the effects of such diversions, which could have a material adverse effect upon the revenues derived from the operation of the eastern segment of the Registrant's railroad line. These operations are currently conducted by Norfolk Southern. See "Background of Railroad Leases" above, and Item 3, Legal Proceedings - "Norfolk Southern Litigation."

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

Regulatory Matters

     Railroads and other transportation companies are subject to state and federal regulations administered by agencies such as the STB, United States Department of Transportation, Federal Railroad Administration, state departments of transportation and state utilities commissions.

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

Norfolk Southern Litigation (Federal Court)

     On September 20, 1996, the Registrant filed an action against Norfolk Southern and certain subsidiaries or affiliates thereof in the Superior Court of Wake County, North Carolina, which action was removed to the United States District Court for the Eastern District of North Carolina. The action seeks a declaratory judgment of the Registrant's property ownership and other rights and obligations of the parties arising out of the expiration of the Registrant's leases with Norfolk Southern, and asserts other claims, including breach of contract and environmental claims. Norfolk Southern filed counterclaims against the Registrant, including a claim for approximately $12 million. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. On October 17, 1997, the Registrant and Norfolk Southern filed a joint motion to stay the proceeding pending negotiations and consummation or failure of an acquisition of the Registrant by the State. On October 22, 1997, the court entered an order staying the proceeding until February 1, 1998. On February 5, 1998, the court extended the stay until

May 29, 1998. There have been no other changes in the litigation since the last report that are material to the Registrant.

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

     The STB issued a decision and order dated May 29, 1997 ("STB decision") with respect to the Registrant's petition for interim relief. The STB decision denied the rental amount requested by the Registrant and provides (i) that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Registrant due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Registrant report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings. Beginning in July 1997, Norfolk Southern has made payments to the Registrant pursuant to the STB decision. The payments represent certain out-of-pocket expenses of the Registrant for such periods, but exclude expenses of the Norfolk Southern federal court litigation and other miscellaneous expenses of the Registrant. There can be no assurance that any such payments will continue to be made or the basis of any such payments. On July 7, 1997, the STB granted a petition by the Registrant for an extension of time for the Registrant to petition to reopen the STB decision until 90 days after consummation of any acquisition of the Registrant by the State of North Carolina or the failure of acquisition negotiations. On June 27, 1997 and July 28, 1997, motions were filed by Walker F. Rucker Intervenors to reopen the STB decision. The STB has not yet ruled on the motions.

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

     On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions was filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Registrant breached their fiduciary duty to shareholders in the formation of the Special Committee and asserted other claims. On June 19, 1997, the court granted the Registrant's motion to dismiss the action. On July 7, 1997, the plaintiffs appealed the dismissal to the North Carolina Court of Appeals. The North Carolina Court of Appeals has not yet ruled on the appeal.

     On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, Rucker v. North Carolina Railroad Company, et al., Case No. 5-95-CV-1054-BO(2). The action sought to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting held to approve the Lease Extension on the basis of a lack of a quorum of shareholders other than the State of North Carolina, and included other allegations against the defendants, including alleged proxy rule violations. Information about the action has been disclosed in prior quarterly and annual reports to the Commission. On November 5, 1997, the court held a hearing on the plaintiff's application for attorneys fees of approximately $1 million, which the Registrant vigorously opposed. On December 22, 1997, the Court issued an order and judgment granting the fee petition in part and denying it in part. The Court ordered the Registrant to pay the plaintiff's counsel $276,365 in fees and $35,837.98 for reimbursement of expenses, and denied the plaintiff's requests for an incentive payment and plaintiff's counsel's request for a fee multiplier. On January 2, 1998, the plaintiff's counsel filed a Motion to Alter or Amend Judgment and Motion for Prejudgment Interest, seeking an unquantified enhancement of the fee award, an incentive award for the plaintiff, and prejudgment interest on fees and expenses. The Registrant has responded opposing the additional relief requested, and has filed a motion to deposit the attorney's fees and expenses into the registry of the court pending resolution of the case. The court has not ruled on the motions.

Greensboro Segment Trackage Rights

     On July 8, 1996, the Registrant filed a petition before the STB to revoke (the "Petition to Revoke") a Notice of Exemption filed by NSR of a grant of certain trackage rights by NSR to Norfolk & Western Railway Company ("N&W"), an affiliate of Norfolk Southern, over a 2.4 mile segment of the Registrant's railroad line in Greensboro, North Carolina, STB Finance Docket No. 32961. The trackage rights affect the segment of the Registrant's railroad line which connects NSR's main north-south route through North Carolina on the Registrant's railroad line with a Norfolk Southern owned route to Winston-Salem, North Carolina, which segment the Registrant believes might be utilized by Norfolk Southern to divert traffic away from the Registrant's lines to Norfolk Southern owned railroad lines. Information about the proceeding has been disclosed in prior quarterly and annual reports to the Commission. The Registrant challenged the Notice of Exemption and the amendment by NSR on the basis that NSR failed to recognize the Registrant's ownership of the 2.4 mile segment affected by the purported trackage rights and NSR's inability to grant trackage rights in the absence of the Lease Extension. On August 22, 1997, the court denied the petition of the Registrant. The Registrant has determined not to appeal the matter and to enter into negotiations with Norfolk Southern to address the matter.

Peele Site

     In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Registrant and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). The Registrant is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. On February 26, 1997, the Registrant and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs. As a result, the Registrant accrued $200,000 in 1996 as an estimate of its share of remediation costs. During the third quarter, the Registrant and other parties completed a remediation plan for the site and on October 29, 1997 DEHNR accepted the remediation report, subject to satisfactory testing of groundwater at the site. On February 13, 1998, the Registrant conveyed by gift deed approximately five acres of land including the site to the Town of Clayton, North Carolina, pursuant to a deed which restricts the use of the site to non-residential use and other restrictions. During 1997, the Registrant paid $151,015 in clean-up costs, which costs the Registrant believes constitutes the majority of its share of clean-up costs. However, there can be no assurance of the total amount of financial exposure or the timing of the resolution of the matter. If such costs are not paid by other parties, the financial
position  of  the  Registrant  could  be  materially  adversely  affected.   The
Registrant does not have insurance to minimize its potential exposure.

Charlotte Convention Center Litigation

     During 1991, the Registrant initiated lawsuits in the Mecklenburg County, North Carolina, Superior Court regarding its railroad corridor through downtown Charlotte. The Registrant alleged that both the City of Charlotte ("City") and Norfolk Southern have breached contract obligations and obligations based on real property rights to the Registrant. Information about the litigation has been disclosed by the Registrant in prior quarterly and annual reports to the Securities and Exchange Commission. During the first quarter of 1997, the Registrant and the City reached an agreement for a sale by the Registrant of certain inactive railroad property less than one mile in length to the City, subject to certain conditions of closing, whereby the City was to pay the Registrant $4,000,000 in exchange for the property and dismissal of the lawsuits. On December 19, 1997, the Registrant received net proceeds of approximately $3,990,000 upon the closing of the sale, and the parties dismissed the lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during 1997. The Registrant has scheduled a special shareholder meeting on March 31, 1998 to vote on approval of the Merger Agreement. See Item 1, Business - "Buyout by the State of North Carolina."

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters

         (a) Market Information

     Common shares of the Registrant are currently traded in the over-the-counter market (symbol "NORA"). Quarterly high and low bids are as follows for fiscal years 1996 and 1997:

                    1997                                  1996
        Low                 High                Low                    High
        ---                 ----                ---                    ----
                    1st                                   1st
                    ---                                   ---
        38                 38 1/4               22 1/4                27 1/2
                    2nd                                   2nd
                    ---                                   ---
        38 1/4             59                   23 1/4                24 5/8
                    3rd                                   3rd
                    ---                                   ---
        59                 62                   23                    40
                    4th                                   4th
                    ---                                   ---
        61 1/2             62 1/2               37 1/4                38 1/4

     These over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission, and may not necessarily represent market transactions.

     (b) Holders

     There were approximately 676 holders of common shares of the Registrant of record as of March 4, 1998.

     (c) Dividends

     During 1997, a dividend was declared in the amount of $.91 per share, or $3,897,958, relating to the Registrant's 1996 tax year as required in order to maintain the Registrant's REIT status. During 1996, the Registrant declared a dividend in the amount of $3.06 per share, or $13,107,418 relating to the Registrant's 1995 tax year. During 1995, no dividends were declared. The Merger Agreement restricts the Registrant's ability to pay dividends. See Item 1, Business -"Buyout by the State of North Carolina." If the Registrant declares a dividend during 1998 in an amount which is required in order to continue the Registrant's REIT status for the 1997 tax year, the dividend would be approximately $.47 per share, or approximately $2,013,000.

The amount and timing of future dividends will depend upon whether the Merger Agreement is consummated, any ruling(s) by the STB to set interim or other compensation for the use of the Registrant's properties, the Registrant's REIT status, the Norfolk Southern litigation, the shareholder litigation, and the future profitability of the Registrant. The Registrant expects to continue to have substantial uncertainty with respect to each of these matters. See Item 3, Legal Proceedings, regarding the Norfolk Southern litigation and certain shareholder litigation. See "Real Estate Investment Trust Election" under Item 1, Business, above, regarding the relationship between tax matters and dividend policy, and Note D to the financial statements.

Item 6.  Selected Financial Data

     The following selected financial data are derived from the financial statements of the Registrant. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                Selected Financial Data
                                   At December 31 or For the Year Ended December 31
                      -------------------------------------------------------------------------
                           1997            1996         1995              1994         1993
                      -----------      -----------   -----------      -----------   -----------
Gross revenue .....   $ 7,590,948(a)   $ 5,620,469   $15,132,553      $   851,074   $   777,770

Lease revenue of
roadway and land ..     3,159,013        4,846,216     8,134,656(b)       674,277       642,817

Net income (loss) .     5,090,469(a)     8,603,973     8,864,922          107,145       (54,027)(c)

Net income (loss)
per share .........          1.19             2.01          2.07             0.03         (0.01)

Deferred income
taxes .............           -0-              -0-     1,209,851        1,214,451     1,241,451

Total assets ......    14,285,550       13,144,991    24,480,264       10,084,797     9,639,966

Cash dividends
declared per
common share ......           .91             3.06           -0-              .03           .03



                     (a) Includes gain on sale of real estate of $4,094,390
                         relating primarily to the Charlotte property sale.

                     (b) Includes payment of $7.8 million from Norfolk Southern.
                         See Item 7, Management's Discussion and Analysis, below.

                     (c) Net income for 1993 before cumulative effect of
                         accounting change was $86,875.

Item 7.  The Registrant's Discussion and Analysis of Financial
         Condition and Results of Operations

Buyout by the State of North Carolina

     During August, 1996, the State notified the Registrant that the State retained NationsBank as a financial advisor to evaluate the acquisition of the Registrant's shares not already owned by the State. On August 22, 1996, the Board of Directors of the

Registrant appointed a Special Committee of five non-State directors of the Registrant (directors elected by shareholders other than the State) responsible for negotiating with the State. The Special Committee had authority to make recommendations to the entire Board regarding any offer made by the State, to formulate offers or counter offers, and to consider alternatives to a transaction with the State.

     On April 7, 1997, the Registrant, the State, and the B&M (a North Carolina corporation whose stock is wholly owned by the State) executed a Letter of Intent to reach a definitive agreement for a plan of merger, whereby the State would acquire the shares held by shareholders other than the State at a cash price of $66.00 per share.

     On August 27, 1997, the General Assembly of North Carolina approved legislation authorizing a $61 million reserve fund which, in addition to other funds of the State, is authorized for an investment to fund the acquisition of the non-State shares consistent with the Letter of Intent.

     On October 3, 1997, the Registrant reached a definitive agreement with the DOT and the B&M for a plan of merger for the State, through the DOT, to acquire the non-State shares at a cash price of $66.00 per share. The Merger Agreement is subject to corporate and governmental approvals, including approval by the shareholders of the Registrant and a majority of the shares held by non-State shareholders and to other conditions, and also provides that either the State or the Registrant may terminate the Merger Agreement if closing does not occur on or before May 5, 1998. On October 7, 1997, the Merger Agreement was approved by the Council of State of North Carolina. The Registrant has scheduled a shareholder meeting on March 31, 1998 to vote on approval of the Merger Agreement. If the Merger Agreement is consummated, the State will be the only holder of the Registrant's Common Stock, and the shares of the Registrant will no longer be traded in the over-the-counter market and will be deregistered under the Exchange Act.

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

     The Registrant's cash and cash equivalents were approximately $6.2 million as of March 4, 1998. Of that amount, $4,094,390 represents proceeds from the sale of real estate that is required to be reinvested in certain types of property prior to December 31, 2000 in order for the Registrant to avoid recognizing such as a gain for income tax purposes. If the Registrant continues to qualify for REIT status for 1997, a distribution of approximately $2 million would be required to be made. However, see Item 1, Business -"Buyout by the State of North Carolina" regarding the Merger Agreement, which restricts the Registrant's payment of dividends. The Registrant does not foresee any need for funds during 1998 which cannot be met primarily from available cash or the funds eligible for reinvestment discussed above. However, the egistrant's litigation described in this report is expected to be protracted and costly and may exceed $1 million per year. The Registrant may be required to finance (i) litigation expenses, (ii) expenses associated with seeking alternative operators or lessees of the Registrant's railroad property, (iii) operating expenses, maintenance, equipment costs, or capital expenditures associated with railroad operations in the event Norfolk Southern discontinues or abandons operation of the Registrant's railroad lines or ceases to maintain the Registrant's property at a level acceptable to the Registrant or at levels acceptable to regulatory agencies such as the U.S. Federal Railroad Administration.

     Pursuant to an agreement for the payment of $5 million (plus interest) by Norfolk Southern on December 1, 1995 and an Interim Agreement with Norfolk Southern dated September 13, 1996, Norfolk Southern made payments of approximately $17 million in 1995 and 1996 (described in "Results of Operations" below) which were not required to be returned to Norfolk Southern notwithstanding the court order enjoining the effectiveness of the Lease Extension. Pursuant to the agreements, the payments are to be credited against any sums or rentals ultimately determined to be due to the Registrant from Norfolk Southern. However, notwithstanding the agreements, Norfolk Southern has asserted counterclaims against the Registrant for unjust enrichment and conversion with respect to the payments which include a claim of approximately $12 million. See Item 3, Legal Proceedings.

     The Registrant's liquidity (cash and short-term investments) increased from $5,318,933 at December 31, 1996 to $6,224,843 at December 31, 1997. On September
16, 1996, the Registrant elected tax status as a REIT effective for the tax year ended December 31, 1995. The Registrant declared a cash dividend in the amount of $.91 per share, or $3,897,958 for the 1996 tax year which was paid during the fourth quarter of 1997. Dividends are not indicative of future dividends or continued REIT qualification.

     To the extent the Registrant receives qualifying rental income, qualifies for and elects REIT status for federal income tax purposes for 1997 and future years, the Registrant is required to make distributions to its stockholders of at least 95% of REIT taxable income, which will limit the Registrant's ability to accumulate working capital necessary to fund litigation or other expenses. However, the Merger Agreement restricts the Registrant's ability to make shareholder distributions. See Item 1, Business - "Buyout by the State of North Carolina." If the Registrant continues to elect REIT status, the Registrant expects to use its cash flow from operating activities for distributions to shareholders and for payment of operating expenses. Other information about the REIT status of the Registrant has been disclosed in prior quarterly and annual reports to the Commission.

     For the year ended December 31, 1997, $734,856 of net cash was provided by operating activities and was primarily attributable to net income of $5,090,469, which was partially offset by the gain on sale of real estate.

     Investing activities provided net cash of $4,069,012 attributable to proceeds from the sale of real estate. The Registrant has not recognized gain on sale of real estate for income tax purposes for 1997.

Results of Operations

     Results of operations for the periods covered hereby reflect payments to the Registrant from Norfolk Southern. Payments received until December, 1995 were received pursuant to the terms of the 1895 Lease and 1939 Lease under a temporary arrangement between the Registrant and the lessees which continued the rental and other terms of the Leases. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Registrant that payments of approximately $680,000 monthly would be discontinued. The STB issued a decision and order dated May 29, 1997 with respect to the Registrant's petition for interim relief to the STB. See Item 3, Legal Proceedings, regarding the Registrant's petition before the STB. The STB decision provides, among other things, that the Registrant's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Registrant due to Norfolk Southern's continued operation of the line. During the third quarter of 1997, Norfolk Southern made payments totaling $1,932,446 to the Company for the period from August, 1996 to July, 1997 pursuant to the STB decision. For the fourth quarter of 1997, Norfolk Southern made monthly payments totaling $1,145,248 for the period from August, 1997 to December, 1997 pursuant to the STB decision. There can be no assurance that any such payments will continue to be made or the amounts of any such payments. If Norfolk Southern continues to make payments pursuant to the STB decision, the amounts of any such payments are not expected to exceed the operating expenses of the Registrant. See Item 3, Legal Proceedings, regarding certain Norfolk Southern litigation. The Registrant expects its revenues in future periods will remain at current low levels until alternate sources of revenue are secured. Results of operations for 1996 reflect payments to the Registrant from Norfolk Southern from January through July, 1996.

     Total revenues were $7,590,948 for 1997 as compared to $5,620,469 for 1996 and $15,132,553 for 1995. The increase in total revenues for 1997 as compared to 1996 was attributable to an increase in gain on sale of real estate of $4,094,390, which was partially offset by a decrease in lease of roadway and land. The decrease for 1996 as compared to 1995 was attributable primarily to decreases in rental revenue from leases of roadway and land and the settlement payment of approximately $5.2 million (including interest) in 1995. The decrease in rental revenue from leases of roadway and land for 1997 as compared to 1996 is attributable to the reduction in payments received from Norfolk Southern. Revenues generated by the 1895 and 1939 Leases from 1993 to 1995 and by payments by Norfolk Southern in 1995, 1996 and 1997 are shown in the following chart:

                     Revenue from Leases of Roadway and Land
                     ---------------------------------------

Year                                                               % Change from
End        Lease Income                               Total           Prior Year
---        ------------                               -----           ----------

1993       1895 Lease              286,000
           1939 Lease              275,498
           1968 Lease               81,319            642,817            1.9%

1994       1895 Lease              286,000
           1939 Lease              306,958
           1968 Lease               81,319            674,277            4.9%

1995       Norfolk               8,000,000
           Southern Payments
           1968 Lease               81,319
           Other                    53,337          8,134,656        1106.4%

1996       Norfolk               4,764,897
           Southern Payments
           1968 Lease               81,319          4,846,216         (40.4)%

1997       Norfolk               3,077,694
           Southern Payments
           1968 Lease               81,319          3,159,013         (34.8)%

     Interest income increased from $601,556 for 1995 to $747,576 for 1996 and decreased to $245,761 for 1997. The increase for 1996 as compared to 1995 and the decrease for 1997 as compared to 1996 were primarily attributable to increases and decreases in average levels of invested cash. Dividend income was $15,000 for 1997 as compared to $15,000 for 1996 and $7,500 for 1995. For 1995,
1996, and 1997, dividend income was attributable to special dividends received from the common stock of State University Railroad Company.

     Rental income increased from $9,540 for 1995 to $11,400 for 1996 and increased to $72,929 for 1997. The Registrant's rental income is derived from miscellaneous leases of the Registrant's properties.

     Gains on sale of real estate decreased from $688,055 for 1995 to $-0- for 1996 and increased to $4,094,390 for 1997. Gains on sale of real estate and other income are derived primarily from sales and condemnations of the Registrant's property. During 1995, the Registrant recognized a gain of $473,956 from the sale of property and recognized other gains of approximately $210,000 from condemnations, forced sales, and sales of stock. In December 1997, the Registrant received proceeds of $3,990,000 upon the sale of certain property in Charlotte, North Carolina in connection with a settlement of litigation. See
Item 3, Legal Proceedings - "Charlotte

Convention Center Litigation." The proceeds are required to be reinvested in certain types of property prior to December 31, 2000 in order for the Registrant to avoid recognizing a gain for income tax purposes.

     Other lease income for 1995 represented the settlement of a claim for a lump sum tax benefit payment which was due upon the expiration of the 1895 Lease from Norfolk Southern pursuant to a 1982 tax benefit agreement between the Registrant and Norfolk Southern. Under the terms of the settlement agreement, the Registrant received a lump sum payment in the amount of $691,246.

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

     Salary and administrative expenses increased from $273,563 for 1995 to $366,869 for 1996 and $428,337 for 1997. The increases are primarily attributable to increases in employee compensation and benefits and meeting expenses.

     For 1997, professional fees increased to $748,831 as compared to $616,340 for 1996 and $414,740 for 1995. Professional fees relate to attorneys' and accountants' fees paid for various filing and reporting requirements, certain litigation, and other general items. The increases are primarily attributable to higher professional fees associated with the Norfolk Southern litigation, issues relating to the Lease Extension, legal fees of the Special Committee, evaluation of REIT qualification, and shareholder litigation fees and expenses. The Registrant expects professional fees to decrease if the Merger Agreement is consummated, but expects to continue to incur substantial professional fees associated with the Norfolk Southern litigation and related matters until such matters are resolved.

     Insurance and taxes increased to $400,091 for 1997 as compared to $126,146 for 1996 and $59,100 for 1995. The increases are primarily attributable to increases in excise taxes and directors and officers insurance and general liability insurance premiums. In future periods, if Norfolk Southern refuses to pay property taxes the Registrant expects to incur higher property tax expense. The Registrant is also continuing to evaluate risks associated with railroad operations by Norfolk Southern in the absence of express indemnification or other contractual obligations of Norfolk Southern to the Registrant. The Registrant expects to incur substantially higher insurance expense in future periods if any such insurance is purchased by the Registrant.

     Amortization expense of $35,057 for 1996 and $46,743 for 1995 related to capitalized lease negotiations costs. In December 1996, capitalized investment banking fees and other fees of $732,685 associated with the Lease Extension were written-off. During the fourth quarter of 1996, the Special Committee retained legal counsel and a financial advisor. If the Merger Agreement is consummated, the Registrant expects investment banking fees and legal fees associated with the Special Committee to decrease in future periods.

     Consulting fees increased from $80,742 for 1995 to $137,559 for 1996 and increased to $757,099 for 1997. Consulting fees vary according to the number and magnitude of projects, primarily in connection with ongoing litigation, the Special Committee and its financial advisor, and other matters. The increase for 1997 as compared to 1996 and 1995 was primarily attributable to increases in Special Committee financial advisor fees and related railroad consulting fees and expenses. The Registrant expects to continue to incur substantial consulting fees, investment banking fees, attorneys' and accountants' fees and related expenses in future periods until litigation matters, matters related to the lease or operation of the Registrant's properties, and matters relating to the Merger Agreement are resolved.

     The provision for environmental remediation costs of $200,000 for 1996 is attributable to agreements between the Registrant and other parties to remediate the Peele pesticide disposal site and share in certain assessment and clean-up costs.

See Item 3, Legal Proceedings.

     Other expenses include supplies, utilities, postage, office rent, printing, and miscellaneous items. For 1997, other expenses were $136,799 as compared to $133,451 for 1996 and $106,579 for 1995. The increases were primarily attributable to increases in office rent, printing expenses, office equipment, telephone expenses and supplies.

     Current income tax expense was $20,462 for 1997 as compared to $96,000 for 1996 and $5,283,600 for 1995. The decreases for 1996 and 1997 as compared to 1995 are attributable to the September 1996 REIT election. Prior to the REIT election, the Registrant was taxed as a "C" corporation. In 1995, the corporate income tax provision represented an effective tax rate of 37%. With the REIT election, the income tax provision was reduced and reflected as a benefit in change of corporate entity during 1996. See Note D to the financial statements.

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

     Cautionary Statement Identifying Important Factors That Could Cause the Registrant's Actual Results to Differ From Those Projected in Forward Looking Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements, which include statements about litigation, REIT status, the Merger Agreement, and alternatives the Registrant is considering are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Registrant or its management or Board of Directors, including estimates or predictions of actions by other parties or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Registrant or its business.

     This document and any document incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the Registrant's litigation against Norfolk Southern, the court's disposition of the shareholder legal actions, Norfolk Southern's ability or willingness to divert traffic from the Registrant's line, the Registrant's ability to qualify for tax treatment as a REIT or the timing of any such REIT election, the effect of the July 29, 1996 court order upon the Registrant's ability to reach any future agreement with Norfolk Southern for rental or other terms for the continued operation of the Registrant's railroad lines, the consummation of the Merger Agreement, and other matters which are described herein and/or in documents incorporated by reference herein.

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

     At the 1996 annual meeting, ten directors were elected.

                                                                    Period of         Term
Name                             Age      Offices Held               Service         Expires
----                             ---      ------------               -------         -------
*John McKnitt Alexander, Jr.     48       Director                   7/93 to           1997
                                                                     Present

                                          Secretary                  12/95 to
                                                                     11/96

                                          Assistant
                                          Secretary/Treasurer
                                                                     1985 to
                                                                     1990

                                                                    Period of         Term
Name                             Age      Offices Held               Service         Expires
----                             ---      ------------               -------         -------
P. C. Barwick, Jr. (1)            60       Director                  9/90 to             1999
                                                                     Present

                                           Vice Pres.                4/97 to
                                                                     Present


                                           Assistant
                                           Secretary/Treasurer
                                                                     11/96 to
                                                                     4/97

                                           Secretary                 9/89 to
                                                                     12/95

Sidney R. French                  70       Director                  9/89 to             1997
                                                                     Present

John W. Graham (2)                74       Director                  3/97 to             1997
                                                                     Present

*Robert W. Griffin (1)            46       Director                  12/95 to            1998
                                                                     present

*M. Rex Harris                    63       Director                  7/93 to             1997
                                                                     Present

*R. Samuel Hunt, III (1)          56       President                 11/96 to            1999
                                                                     Present

*William H. Kincheloe (1)         60       Director                  7/87 to             1998
                                                                     Present

*Lynn T. McConnell (1)            42       Director and              7/93 to             1999
                                           Treasurer                 Present

*Jack A. Moody (1)                70       Director                   7/93 to            1999
                                                                      Present

*John S. Russell (1)              43       Director                   7/93 to            1998
                                                                      Present

Porter B. Thompson (1)            63       Director                   11/96 to           1999
                                                                      Present

*J. Bradley Wilson (1)            45       Director and               11/96 to           1998
                                           Secretary                  Present

*David T. Woodard                 49       Director                   7/93 to            1997
                                                                      Present

     * Elected by the State of North Carolina

     (1) Elected at the 1996 Annual Meeting.

     (2) On March 5, 1997 Alexander H. Graham, Jr., resigned as a director. Pursuant to the bylaws of the Registrant, on March 19, 1997, John W. Graham was elected by the "private" directors to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. John W. Graham is the brother of Alexander H. Graham, Jr.

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

                                                                       Period of
Name                             Age          Offices Held              Service
----                             ---          ------------              -------

R. Samuel Hunt, III              56            President               11/96 to
                                                                       Present

Scott M. Saylor                  38            Exec. V.P./             8/89 to
                                               General Counsel         Present

P. C. Barwick, Jr.               60            Vice President          4/97 to
                                                                       Present

J. Bradley Wilson                45            Secretary               11/96 to
                                                                       Present

Lynn T. McConnell                42            Treasurer               7/93 to
                                                                       Present

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

     P. C. Barwick, Jr. - Attorney at Law, Principal, Wallace, Morris & Barwick, P.A., Kinston, North Carolina (1986- present). Director, State University Railroad Company from 1993 to present. The Registrant owns a minority position in State University Railroad Company, a majority whose stock is owned by Norfolk Southern.

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

     Jack A. Moody - Attorney at Law, 1955 to 1990. Director, Centura Bank of North Carolina, Rocky Mount, North Carolina.

     John S. Russell - Senior Vice-President and General Counsel, Quintiles Transnational Corporation; 1998 to present. Member, law firm of Moore & Van Allen, PLLC, Raleigh, North Carolina; 1985 to 1997. No outside directorships.

     Scott M. Saylor - Executive Vice-President and General Counsel, North Carolina Railroad Company, 1989 to present. No outside directorships.

     Porter B. Thompson - President and owner of LEADS Corporation, a management consulting firm, 1989 to present. Certified Public Accountant since 1964.

     J. Bradley Wilson - Senior Vice President & General Counsel, Blue Cross Blue Shield of North Carolina, Inc., 1995 to present. General Counsel, Office of the Governor of North Carolina, 1993 to 1995.

     David T. Woodard - General Agent, Union Central Life Insurance Co., Raleigh, North Carolina, 1978 to present. Chairman and Director, Hamlet Federal Credit Union, Hamlet, North Carolina.

Item 11.  Executive Compensation

     The following table and narrative text discuss the compensation paid during 1997 and the two prior fiscal years to the Registrant's President and Chief Executive Officer. No executive officer of the Registrant had an annual salary of and bonuses in excess of $100,000 during 1997 that requires disclosure under rules and regulations of the Securities and Exchange Commission.

                           Summary Compensation Table

                                                                     Long Term
                               Annual Compensation                  Compensation
--------------------------------------------------------------------------------
Name and                                             Other Annual
Principal Position        Year    Salary     Bonus   Compensation (1)
--------------------------------------------------------------------------------
R. Samuel Hunt, III      1997    $12,000     $-0-       $-0-              None
President and            1996    * 1,643      -0-        -0-              None
Chief Executive
Officer

John F. McNair, III      1996   *$ 6,000     $-0-       $-0-              None
President and            1995     12,000      -0-       -0-
Chief Executive
Officer

     *partial year's compensation.

(1) Other Annual Compensation for executive officers is not reported as it is less than the required reporting threshold of the Securities and Exchange Commission.

     Stock Option and Stock Appreciation Rights Plans, Long-term Incentive Plans and Pension Plans

     No stock options or stock appreciation rights were outstanding at the end of 1997 and none were either granted or exercised during 1997. The Registrant has no stock option plans or stock appreciation rights plans. The Registrant does not contribute to any "long-term" incentive plan or pension plan for its executive officers as those terms are defined in the rules of the Securities and Exchange Commission. The Registrant and its employees participate in the retirement/benefit program under the Railroad Retirement Act, administered by the U.S. Railroad Retirement Board. The Registrant also contributes to a SEP-IRA for its employees. For 1997, the Registrant contributed a total of $33,772 to the fund.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

     Of the 10,000,000 shares authorized to be issued, 4,283,470 shares are currently outstanding. The following table sets forth as of March 4, 1998, the parties known to the Registrant to be beneficial owners of more than five percent of the Registrant's voting securities:

Title of    Name & Address of            Amount & Nature of       Percent
Class       Beneficial Owner             Beneficial Ownership     of class
-----       ----------------             --------------------     --------
Common      State of North               3,210,208 shares,         74.94%
Shares      Carolina c/o                 owned directly*
            Governor James
            B. Hunt,
            The State Capitol,
            Raleigh, NC  27611

     * Includes 2,166 shares the State of North Carolina holds in escheat subject to the claims of unknown owners. The State of North Carolina had been advised that it does not customarily vote shares held in escheat. Also includes 2,400 shares that, pursuant to agreements with some of the directors elected by the State of North Carolina, the State is entitled to dividends and retains a right of repurchase.

     Chapter 1046 of the 1951 Session Laws of the General Assembly of North Carolina states "no stock owned by the State of North Carolina in the North Carolina Railroad Company shall be sold except with the prior consent of the General Assembly." See Item 1, Business, regarding the proposed acquisition of shares held by shareholders other than the State.

     (b) Security Ownership of Management

     The following table sets forth as of March 4, 1998, the shares beneficially owned by all officers and directors of the Registrant.

                  Name & Address of                 Amount & Nature of                Percent
Title of Class    Beneficial Owner                  Beneficial Ownership              of Class
--------------    ----------------                  --------------------              --------
Common Shares     John McKnitt Alexander, Jr.     287 shares owned directly               *
                  Director                        592 shares owned by
                  P.O. Box 26837                      minor daughters
                  Raleigh, NC  27603               50 shares owned by spouse

                  P. C. Barwick, Jr.              600 shares owned directly               *
                  Director and Assistant
                  Secretary/Treasurer
                  P. O. Box 3557
                  Kinston, NC  28502

                  Name & Address of                 Amount & Nature of                Percent
Title of Class    Beneficial Owner                  Beneficial Ownership              of Class
--------------    ----------------                  --------------------              --------
                  Sidney R. French                500 shares owned directly (1)
                  Director
                  105 Wetherington Farm Road
                  Cove City, NC  28523

                  John W. Graham                5,500 shares owned directly               *
                  Director
                  403 E. Six Forks Road
                  Raleigh, NC  27609

                  Robert W. Griffin               526 shares owned directly (2)           *
                  Director
                  P.O Box 3062
                  Kinston, NC  28502-3062

                  M. Rex Harris                   500 shares owned directly               *
                  Director
                  4511 Bragg Boulevard
                  Fayetteville, NC  28303

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

                  John S. Russell                 100 shares owned directly               *
                  Director                        500 shares owned directly (3)
                  101 Huntington Drive
                  Chapel Hill, NC 27611

                  Scott M. Saylor                  40 shares owned by minor               *
                  Exec. V.P./General Counsel       children
                  3200 Atlantic Ave, Ste 110
                  Raleigh, NC  27604-1640

                  Porter B. Thompson            4,000 shares, owned with spouse           *

                  Name & Address of                 Amount & Nature of                Percent
Title of Class    Beneficial Owner                  Beneficial Ownership              of Class
--------------    ----------------                  --------------------              --------

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

     (3) Shares acquired without cash consideration from the State of North Carolina pursuant to an agreement which entitles the State to receive all dividends and to reacquire the stock.

     As of March 4, 1998, all officers and directors as a group (15 persons) beneficially own 19,095 common shares of the Registrant, or approximately .45% of the total shares issued and outstanding.

     (c) Changes in Control

     Pursuant to provisions of the charter and Article III, Section 3 of the bylaws of the Registrant, the shares held by the State are entitled to vote for and elect ten of the Registrant's fifteen directors. The remaining shareholders are entitled to vote for and elect the remaining five directors. The bylaws provide that the directors elected by the shares held by the State shall be named in the proxy given by the Governor to his designee who shall attend the annual meeting of shareholders. Inasmuch as the Governor of North Carolina is an elected official, changes in control of the Registrant can occur whenever a new governor is elected subject to the timing of the expiration of the terms of directors elected by the State. A general election electing a new Governor in North Carolina will occur in November, 2000. See also "Security Ownership of Certain Beneficial Owners" for legislative control over the sale of shares owned by the State and Item 1, Business, regarding the proposed acquisition of shares by the State.

Item 13.  Certain Relationships and Related Transactions

     None.

Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.

     (a) List of Documents Filed as Part of This Report

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


                      NORTH CAROLINA RAILROAD COMPANY

Date: March 26, 1998          By:   /s/ R. Samuel Hunt, III
     ----------------------      --------------------------
                                R. Samuel Hunt, III, President
                               and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the North Carolina Railroad Company and in the capacities and on the dates indicated.


/s/ John M. Alexander, Jr.                               Date: March 25, 1998
--------------------------------
John M. Alexander, Jr.,
         Director

/s/ Sidney R. French                                     Date: March 26, 1998
--------------------------------
Sidney R. French,
         Director

/s/ John W. Graham                                       Date: March 25, 1998
--------------------------------
John W. Graham
         Director

/s/ Robert W. Griffin                                    Date: March 25, 1998
--------------------------------
Robert W. Griffin,
         Director

/s/ M. Rex Harris                                        Date: March 25, 1998
--------------------------------
M. Rex Harris,
         Director

/s/ R. Samuel Hunt, III                                  Date: March 26, 1998
--------------------------------
R. Samuel Hunt, III,
         President and Director

/s/ William H. Kincheloe                                 Date: March 25, 1998
--------------------------------
William H. Kincheloe,
         Director

/s/ Lynn T. McConnell                                  Date: March 25, 1998
--------------------------------
Lynn T. McConnell,
         Treasurer, Director,
         and Principal
         Financial Officer

/s/ Jack A. Moody                                      Date: March 25, 1998
--------------------------------
Jack A. Moody,
         Director

/s/ John S. Russell                                    Date: March 25, 1998
--------------------------------
John S. Russell,
         Director

/s/ Porter B. Thompson                                 Date: March 26, 1998
--------------------------------
Porter B. Thompson,
         Director

/s/ J. Bradley Wilson                                  Date: March 25, 1998
--------------------------------
J. Bradley Wilson,
         Secretary and Director

/s/ David T. Woodard                                   Date: March 26, 1998
--------------------------------
David T. Woodard,
         Director


Supplemental Information to be Furni shed With Reports Filed Pursuant to Section 15 (d) of the Act by Registrant Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report or proxy statement has been sent to the shareholders of the Registrant; however, proxy statemen ts and annual reports will be sent prior to the annual meeting of shareholders.

                         NORTH CAROLINA RAILROAD COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                INDEX TO EXHIBITS


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

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

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

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

10.5 Amended and Restated Agreement and Plan of Merger dated as of January 16, 1998, filed as Annex A to the Registrant's Proxy Statement dated February 27, 1998, filed with the Securities and Exchange Commission on February 27, 1998, which is incorporated by reference into this Form 10-K.

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

10.6 Form of proposed Charter Amendments to the Registrant's Charter, filed as Annex B to the Registrant's Proxy Statement dated February 27, 1998, filed with the Securities and Exchange Commission on February 27, 1998, which is incorporated by reference into this Form 10-K.

23 Consent of Independent Auditors dated March 26, 1998, which is incorporated by reference into this Form 10-K.

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

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

99.4 Escrow Agreement between the Registrant, Norfolk Southern Railway Company, Atlantic and East Carolina Railway Company, and Lawyers Title of North Carolina, Inc. dated September 29, 1995, filed as
               Exhibit 10.5 to Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1995, which is incorporated by reference into this Form 10-K.

99.5 Interim Agreement between the Registrant and Norfolk Southern dated September 13, 1996, filed as exhibit 99.5 to Registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, which is incorporated by reference into this Form 10-K.

99.6 Decision of the U. S. Surface Transportation Board, served May 29, 1997, Finance Docket No. 33134, filed as Exhibit 99.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on June 3, 1997, which is incorporated by reference into this Form 10-K.

99.7 Excerpt from Senate Bill 352, Section 32.30, General Assembly of North Carolina, filed as Exhibit 99.1 to Registrant's Form 8-K filed with the Securities and Exchange Commission on August 29, 1997, which is incorporated by reference into this Form 10-K.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) and (2) and 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

                         NORTH CAROLINA RAILROAD COMPANY

                             RALEIGH, NORTH CAROLINA

FORM 10-K - ITEM 8, ITEM 14(a)(1) and (2) and ITEM 14(d)

NORTH CAROLINA RAILROAD COMPANY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following financial statements of North Carolina Railroad Company are included in Item 8:

Report of Independent Auditors . . . . . . . . . . . . . . . .  47

Balance Sheets, December 31, 1997 and 1996 . . . . . . . . . .  48

Statements of Income for the Years
   ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . 49

Statements of Shareholders' Equity for the Years
   ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . 50

Statements of Cash Flows for the Years
   ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . 51

Notes to Financial Statements  . . . . . . . . . . . . . . . .  52





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors


Shareholders and Board of Directors
North Carolina Railroad Company


We have audited the accompanying balance sheets of North Carolina Railroad Company as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Carolina Railroad Company at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                           /s/Ernst & Young LLP

Raleigh, North Carolina
February 25, 1998

                                 BALANCE SHEETS

                         NORTH CAROLINA RAILROAD COMPANY

                                                    December 31     December 31
                                                       1997            1996
                                                   ------------    ------------
ASSETS
      Cash and cash equivalents                    $  6,224,843    $  5,318,933
      Rent receivable                                   125,685             -0-
      Prepaid expenses                                   14,081             -0-
      Income taxes recoverable                           47,466             -0-
                                                   ------------    ------------
           TOTAL CURRENT ASSETS                       6,412,075       5,318,933

PROPERTIES
      Roadway and land--Note E                        7,848,742       7,848,842
      Buildings and equipment                           311,112         285,635
      Less accumulated depreciation                    (317,279)       (308,419)
                                                   ------------    ------------
                                                      7,842,575       7,826,058
                                                   ------------    ------------

                                                   $ 14,254,650    $ 13,144,991
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
      Accrued expenses and accounts payables       $    330,861    $    262,698
      Accrued environmental remediation costs            48,985         200,000
                                                   ------------    ------------
           TOTAL CURRENT LIABILITIES                    379,846         462,698


SHAREHOLDERS' EQUITY
      Common stock, par value $0.50 per share--
        10,000,000 shares authorized, 4,283,470
        shares issued and outstanding                 2,141,735       2,141,735
      Additional paid-in capital                      3,588,455       3,588,455
      Retained earnings                               8,144,614       6,952,103
                                                   ------------    ------------
                                                     13,874,804      12,682,293
                                                                   ------------
COMMITMENTS AND CONTINGENCIES--Note G
                                                   $ 14,254,650    $ 13,144,991
                                                   ============    ============


See notes to financial statements.

                              STATEMENTS OF INCOME

                         NORTH CAROLINA RAILROAD COMPANY


                                                Year Ended December 31
                                        1997            1996            1995
                                    ------------    ------------    ------------
Revenues:
     Lease of roadway and land-     $  3,159,013    $  4,846,216    $  8,134,656
       Note E
     Interest income                     245,761         747,576         601,556
     Dividend income                      15,000          15,000           7,500
     Rental income                        72,929          11,400           9,540
     Gain on sale of real estate-      4,094,390             -0-         688,055
       Note F
     Other lease income                      -0-             -0-         691,246
     Settlement income                       -0-             -0-       5,000,000
    Other income                           3,855             277             -0-
                                    ------------    ------------    ------------
                                       7,590,948       5,620,469      15,132,553

Expenses:
     Salaries and administrative         428,337         366,869         273,563
     Professional fees                   748,831         616,340         414,740
     Insurance and taxes                 400,091         126,146          59,100
     Write-off of lease
        negotiation costs                    -0-         732,685             -0-
     Amortization expense                    -0-          35,057          46,743
     Depreciation                          8,860           8,860           7,164
     Consulting fees                     757,099         137,559          80,742
     Provision for environmental
        remediation costs                    -0-         200,000             -0-
    Other                                136,799         133,451         106,579
                                    ------------    ------------    ------------
                                       2,480,017       2,356,967         988,631
                                    ------------    ------------    ------------
      INCOME BEFORE INCOME
      TAXES                            5,110,931       3,263,502      14,143,922


Income taxes--Note D:
     Current                              20,462          96,000      5,283,600
     Deferred                                -0-             -0-         (4,600)
     Benefit from change in
      corporate entity from
      corporation to REIT                    -0-      (5,436,471)           -0-
                                    ------------    ------------    -----------
                                          20,462      (5,340,471)     5,279,000
                                    ------------    ------------    -----------
      NET INCOME                    $  5,090,469    $  8,603,973    $ 8,864,922
                                    ============    ============    ===========

Earnings per share
 (basic and diluted):               $       1.19    $       2.01    $      2.07
                                    ============    ============    ===========


See notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                         NORTH CAROLINA RAILROAD COMPANY

                                                 Additional
                                     Common        Paid-In      Retained      Shareholders'
                                      Stock        Capital      Earnings         Equity
                                   -----------   -----------  ------------    ------------
Balance at December 31, 1994       $ 2,141,735   $ 3,588,455  $  2,590,626    $  8,320,816

Net income                                 -0-           -0-     8,864,922       8,864,922
                                   -----------   -----------  ------------    ------------

Balance at December 31, 1995       $ 2,141,735   $ 3,588,455  $ 11,455,548    $ 17,185,738

Net income                                 -0-           -0-     8,603,973       8,603,973

Cash dividends ($3.06 per share)           -0-           -0-   (13,107,418)    (13,107,418)
                                   -----------   -----------  ------------    ------------

Balance at December 31, 1996       $ 2,141,735   $ 3,588,455  $  6,952,103    $ 12,682,293

Net income                                 -0-           -0-     5,090,469       5,090,469

Cash dividends ($.91 per share)            -0-           -0-    (3,897,958)     (3,897,958)
                                   -----------   -----------  ------------    ------------

Balance at December 31, 1997       $ 2,141,735   $ 3,588,455  $  8,144,614    $ 13,874,804
                                   ===========   ===========  ============    ============




See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                         NORTH CAROLINA RAILROAD COMPANY

                                                                   Year Ended December 31
                                                           1997            1996            1995
                                                       ------------    ------------    ------------
OPERATING ACTIVITIES
     Net income                                        $  5,090,469    $  8,603,973    $  8,864,922
     Adjustments to reconcile net income to net cash
          provided by operating activities:
        Deferred income taxes                                   -0-      (1,209,851)         (4,600)
        Depreciation and amortization                         8,860          43,917          53,907
        Capitalized lease negotiation costs                     -0-         587,826      (1,037,044)
        Write-off of lease negotiation costs                    -0-         732,685             -0-
        Gain on sale of land                             (4,094,390)            -0-        (688,055)
        Change in operating assets and liabilities:
          Rent receivable                                  (125,685)            -0-         246,030
          Interest receivable                                   -0-           4,447          60,953
          Income taxes recoverable                          (47,466)            -0-             -0-
          Accrued expenses and other payables                68,164        (591,700)        433,372
          Accrued environmental remediation costs          (151,015)        200,000             -0-
          Income taxes payable                                  -0-      (5,230,277)      5,230,277
          Prepaid insurance                                 (14,081)            -0-             -0-
                                                       ------------    ------------    ------------
     NET CASH PROVIDED BY
         OPERATING ACTIVITIES                               734,856       3,141,020      13,159,762

INVESTING ACTIVITIES
     Purchase of buildings and equipment                    (25,478)        (45,666)         (5,100)
     Proceeds from sale of property & equipment           4,094,490           1,500         688,055
     Purchase of short-term investments                         -0-             -0-      (1,643,000)
     Maturities of short-term investments                       -0-         190,000       1,453,000
                                                       ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                             4,069,012         145,834         492,955

FINANCING ACTIVITIES
     Dividends paid                                      (3,897,958)    (13,107,418)       (128,504)
                                                       ------------    ------------    ------------
     NET CASH USED IN FINANCING ACTIVITIES               (3,897,958)    (13,107,418)       (128,504)

     INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                        905,910      (9,820,564)     13,524,213

Cash and cash equivalents at
     beginning of period                                  5,318,933      15,139,497       1,615,284
                                                       ------------    ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  6,224,843    $  5,318,933    $ 15,139,497
                                                       ============    ============    ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes was $34,000, $-0- and $44,254 for the years ended December 31, 1997, 1996 and 1995, respectively.


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                         NORTH CAROLINA RAILROAD COMPANY

                                December 31, 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: The North Carolina Railroad Company (the "Company"), owns approximately 317 miles of continuous railroad line extending from Charlotte, North Carolina to Morehead City, North Carolina. Substantially all of the Company's property is operated by Norfolk Southern. (See Note E and Note G.)

     PROPERTIES: Buildings and equipment are reported at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over thirty years and equipment is depreciated over three to five years. Properties in the roadway and land account are carried at an amount which approximates the 1916 valuation by the Interstate Commerce Commission. These properties are not depreciated because they represent fully depreciated roadway or non-depreciable land. However, a rehabilitation project of $200,000 was amortized over a five year period in the 1940's.

     REVENUE RECOGNITION: Revenue is reflected in the statements of income when earned in accordance with the Company's lease arrangements on the accrual method. (See Note E.)

     INCOME TAXES: The Company is a real estate investment trust ("REIT") for federal income tax purposes. A corporate REIT is a legal entity that holds real estate interests, and through distributions to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to shareholders at least 95% of REIT taxable income. No provision has been made for income taxes related to REIT taxable income to be distributed to shareholders as the Company believes it will continue to qualify for REIT status. A provision has been made, however, related to a portion of REIT taxable income that will not be distributed to shareholders in such event. (See Note D.)

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include investments in commercial paper, U. S. Treasury Bills, and certificates of deposit with original maturities of three months or less. Cash deposits are placed with high credit quality financial institutions. At times, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

     LEASE/TRANSACTION COSTS: Certain lease negotiation costs were capitalized and were being amortized over thirty years. As a result of the discontinuance of rental payments by Norfolk Southern during 1996 and the uncertainty of any future lease arrangements, the capitalized lease negotiation costs were written off in December 1996. (See Note E.)

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE: In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. At December 31, 1997, 1996 and 1995 the Company had no stock options, warrants, or convertible securities outstanding, and accordingly, the adoption of SFAS 128 had no impact on earnings per share.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income, and SFAS 131 addresses reporting of segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.

     RECLASSIFICATIONS: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

NOTE B--LEASE COMMITMENTS

     The Company leases its office space under an operating lease which expires in 2001. Aggregate future minimum lease payments under operating leases having remaining terms in excess of one year are as follows:

     1998          $ 44,312
     1999            44,312
     2000            44,312
     2001            29,542
                   --------
                   $162,478
                   ========

Rent expense totaled approximately $43,648, $28,285 and $20,345 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE C--EMPLOYEE BENEFIT PLAN

     The Company sponsors a SEP-IRA Plan covering substantially all employees, and made employee contributions in the amount of 15% of employee salaries in 1997 and 10% in 1996. Employer contributions for the years ended December 31, 1997 and 1996 were $33,772 and $29,840, respectively. No plan administrative expenses were incurred by the Company during 1997 or 1996.

NOTE D--REAL ESTATE INVESTMENT TRUST

     On September 16, 1996, the Company elected REIT status effective as of the Company's 1995 tax year. The REIT provisions of the Internal Revenue Code generally allow a REIT to deduct distributions paid to its shareholders. There can be no assurance that the Company can continue to qualify for REIT status; however, the Company believes it will continue to qualify as a REIT for 1997.

     By delaying certain distributions of 1997 and 1996 income past January 31, 1998 and 1997, respectively, the Company incurred an additional federal excise tax liability of approximately $68,000 and $143,000 for 1997 and 1996, respectively. If the Company declares a dividend during 1998 in an amount which is required in order to continue the Company's REIT status for the 1997 tax year, the dividend would be approximately $.47 per share, or $2,013,000. If the Company had not qualified as a REIT for 1997 and 1996, the Company would have incurred an additional income tax liability of approximately $2 million and $1.4 million, respectively.

     Prior to election of REIT status, the Company calculated its provisions for income taxes and reported the results of its operations and financial condition assuming that it would be taxed as a "C" corporation. The Company's 1995 and first and second quarter of 1996 financial statements were prepared and presented on this basis. For the year ended December 31, 1996, the Company calculated its provision for income taxes based upon its REIT election. The effect of changing from a "C" corporation to a REIT is reflected as a component of income tax expense (benefit) in the Company's statements of income. The Company's current and deferred income tax liability amounts presented on the December 31, 1996 balance sheet have been adjusted to reflect the REIT election.

     For the year ended 1995, significant components of the provision for income taxes attributable to continuing operations are as follows:

     Current:
         Federal                                                    $ 4,736,216
         State                                                          547,384
                                                                    -----------
            Total current                                             5,283,600

     Deferred:
         Federal                                                         (4,000)
         State                                                             (600)
                                                                    -----------
                                                                         (4,600)
                                                                    -----------
            Total current                                           $ 5,279,000
                                                                    ===========

     A reconciliation of the total tax expense to the amount computed by applying the statutory income tax rates before income taxes for the year ended December 31, 1995 follows:


      Income taxes at the statutory rate                            $ 4,564,359
      State income taxes, net of federal tax
              benefit                                                 1,096,029
                                                                    -----------
                                                                      5,660,388

      Less:
          Surtax exemption                                              100,000
          Dividend received deductions                                    5,250
          Federal and state income taxes
              paid by lessee                                            276,578
          Other                                                            (400)
                                                                    -----------
                                                                        381,388
                                                                    -----------
                                                                      5,279,000
                                                                    ===========


NOTE E--LEASES ON ROADWAY AND LAND

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

     On August 10, 1995, the Board of Directors of the Company approved a Lease Extension Agreement ("Lease Extension") to extend the terms of the 1895 Lease and the 1939 Lease, with its effectiveness retroactive to January 1, 1995. The Lease Extension provided for Norfolk Southern to make a one-time settlement payment of $5.0 million, plus interest, to the Company in exchange for the Company's release of Norfolk Southern from its obligation to return certain personal property upon expiration of the 1895 Lease and 1939 Lease. The settlement payment was made in December 1995. However, on July 29, 1996 a federal court in North Carolina enjoined the Company from implementing the terms of the Lease Extension in a shareholder legal action challenging the shareholder meeting held to approve the Lease Extension. The Lease Extension provided for base annual rental of eight million dollars ($8,000,000) for the period from January 1, 1995, through December 31, 1995, with certain annual inflation adjustments thereafter. In December, 1995, Norfolk Southern made a payment of approximately $7.8 million called for in the Lease Extension for additional 1995 rental, and from January through July, 1996, made monthly payments of base rental in the amount called for in the Lease Extension for 1996 rental totaling approximately $4.8 million. On August 9, 1996, Norfolk Southern notified the Company that payments of approximately $680,000 monthly would be discontinued as a result of the July 29, 1996 court order enjoining implementation of the Lease Extension. During the third quarter of 1997, Norfolk Southern made payments totaling $1,932,446 to the Company for the period from August, 1996 to July, 1997 pursuant to a decision and order of the U.S. Surface Transportation Board ("STB decision"). For the fourth quarter of 1997, Norfolk Southern made monthly payments totaling $1,145,248 for the period from August, 1997 to December, 1997 pursuant to the STB decision. (See Note G.)

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

NOTE F--GAIN ON SALE OF REAL ESTATE

     In December 1997, the Company received proceeds of $3,990,000 upon the sale of certain property in Charlotte, North Carolina. In connection with this sale, previous litigation related to the property was dismissed. The remaining gain on sale of real estate is attributable to proceeds received from condemnation of other property. The Company has not recognized the gains for income tax purposes for 1997.

NOTE G--COMMITMENTS AND CONTINGENCIES



     During August, 1996, the State of North Carolina ("State") notified the Registrant that the State retained NationsBank as a financial advisor to evaluate the acquisition of the Registrant's shares not already owned by the State. On August 22, 1996, the Board of Directors of the Registrant appointed a Special Committee of five non-State elected directors of the Registrant (directors elected by shareholders other than the State) responsible for negotiating with the State ("Special Committee"). The Special Committee had authority to make recommendations to the entire Board regarding any offer made by the State, to formulate offers or counter offers, and to consider alternatives to a transaction with the State.

     On April 7, 1997, the Registrant, the State, and the Beaufort & Morehead Railroad Company ("B&M"), a North Carolina corporation whose stock is wholly owned by the State, executed a Letter of Intent to reach a definitive agreement for a plan of merger, whereby the State would acquire the shares held by shareholders other than the State at a cash price of $66.00 per share.

     On August 27, 1997, the General Assembly of North Carolina approved legislation authorizing a $61 million reserve fund which, in addition to other funds of the State, is authorized for an investment to fund the acquisition of the non-State shares consistent with the Letter of Intent.

     On October 3, 1997, the Registrant reached a definitive agreement with the North Carolina Department of Transportation of the State of North Carolina ("DOT") and the B&M for a plan of merger for the State, through the DOT, to acquire the non-State shares at a cash price of $66.00 per share (the "Merger Agreement"). The Merger Agreement, as amended and restated as of January 16, 1998, provides for authorization of a limited amount of non-voting preferred stock of the Registrant to be exchanged for B&M preferred stock in order to continue the Registrant's ability to meet certain shareholder requirements as a Real Estate Investment Trust. The Merger Agreement is subject to corporate and governmental approvals, including approval by the shareholders of the Registrant and a majority of the shares held by non-State shareholders and to other conditions, and also provides that either the State or the Registrant may terminate the Merger Agreement if closing does not occur on or before May 5, 1998. On October 7, 1997, the Merger Agreement was approved by the Council of State of North Carolina. The Registrant has scheduled a shareholder meeting on March 31, 1998 to vote on approval of the Merger Agreement, as amended and restated on January 16, 1998. If the Merger Agreement is consummated, the State will be the only holder of the Registrant's Common Stock, and the shares of the Registrant will no longer be traded in the over-the-counter market and will be deregistered under the Exchange Act.

     On August 9, 1996, Norfolk Southern notified the Company that it did not intend to continue making rental payments to the Company. On September 20 and September 23, 1996, the Company filed actions against Norfolk Southern and its affiliates in state court in North Carolina (which action was removed to federal court) and before the STB asserting rental, property ownership, environmental and other claims as a result of Norfolk Southern's discontinuance of rental payments and the expiration of the 1895 and 1939 leases. In October, 1996, Norfolk Southern filed counterclaims against the Company of approximately $12 million asserting unjust enrichment, conversion, environmental contribution, and other claims. The STB issued a decision and order dated May 29, 1997 with respect to the Company's petition for interim relief to the STB, STB Finance Docket

No. 33134 (the "STB decision"). The STB decision provides (i) that the Company's petition for interim compensation is granted at the level of out-of-pocket expenses incurred by the Company due to Norfolk Southern's continued operation of the line, (ii) that the petition of the State of North Carolina ("State") to hold the proceeding in abeyance pending a negotiated buy-out of minority shareholders and subsequent reopening of lease negotiations is granted subject to the requirement that the State and the Company report monthly to the STB on the progress of negotiations, and (iii) other procedural and related findings.

     Four shareholder derivative actions relating to the Lease Extension were filed in the United States District Court for the Eastern District of North Carolina during December 1994 and January and February 1995 by shareholders of the Company. The complaints name the directors of the Company as defendants and the Company as "nominal defendant." The actions seek to enjoin a purported lease between the Company and Norfolk Southern and seek to recover for the Company unspecified damages and other relief from the directors. The Company and the other defendants filed motions to dismiss the actions, and the court has not yet ruled on the motions. On September 24, 1996, a lawsuit filed as a purported class action by the same plaintiffs as the December 1994 and February 1995 federal court actions were filed in the Superior Court of Wake County, North Carolina. The action alleged that the Board of Directors of the Company breached their fiduciary duty to shareholders in the formation of the Special Committee of the Company's Board of Directors and asserts other claims. On June 19, 1997, the court granted the Company's motion to dismiss the action. On July 7, 1997, the plaintiffs appealed the ruling to the North Carolina Court of Appeals. The North Carolina Court of Appeals has not yet ruled on the appeal.

     On December 21, 1995, a shareholder derivative legal action was filed in Federal District Court in the Eastern District of North Carolina, seeking to enjoin the Lease Extension or invalidate the December 15, 1995 shareholders meeting. On November 5, 1997, the court held a hearing on the plaintiff's application for attorneys fees of approximately $1 million. On December 22, 1997, the Court issued an order and judgment granting the fee petition in part and denying it in part. The Court ordered the Company to pay the plaintiff's counsel $276,365 in fees and $35,837.98 for reimbursement of expenses, and denied the plaintiff's requests for an incentive payment and plaintiff's counsel's request for a fee multiplier. On January 2, 1998, the plaintiff's counsel filed a Motion to Alter or Amend Judgment and Motion for Prejudgment Interest, seeking an unquantified enhancement of the fee award, an incentive award for the plaintiff, and prejudgment interest on fees and expenses. The court has not yet ruled on the motion.

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

     In January, 1994, North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") initiated a lawsuit against the Company and other parties seeking reimbursement of $84,354 in response costs incurred by DEHNR and remediation of the Peele pesticide disposal site (the "site"). The Company is one of several defendants that have been held jointly and severally liable for response costs and remediation of the site. On February 26, 1997, the Company and other parties entered into an agreement among themselves and an agreement with DEHNR to remediate the site and share in assessment and clean-up costs. As a result, the Company accrued $200,000 in 1996 as an estimate of its share of remediation costs. During the third quarter, the Company and other parties completed a remediation plan for the site and on October 29, 1997 DEHNR accepted the remediation report, subject to satisfactory final testing of groundwater at the site. During 1997, the Company paid $151,015 in clean-up costs, which costs the Company believes constitutes the majority of its share of clean-up costs. However, there can be no assurance of the total amount of financial exposure or the timing of the resolution of the matter. If and such additional costs are not paid by other parties, the financial position of the Company could be materially adversely affected. The Company does not have insurance to minimize its potential exposure.